Form 10QSB
period 2003-09-30
COAST FINANCIAL HOLDINGS INC
filed 2003-12-31
CIK 1262276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________to

Commission file number 000-1262276

COAST FINANCIAL HOLDINGS, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Florida	14-1858265

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2412 Cortez Road West
Bradenton, Florida 34207

(Address of Principal Executive Offices)

(941) 752-5900

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES [  ] NO [X]

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $5.00 per share	3,735,450 shares

(class)	Outstanding at December 30, 2003

Transitional Small Business Format (Check One): YES [  ] NO [X]

COAST FINANCIAL HOLDINGS, INC.

INDEX

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets - At September 30, 2003 (unaudited) and At December 31, 2002	2
Condensed Consolidated Statements of Operations - Three and Nine Months ended September 30, 2003 and 2002 (unaudited)	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended September 30, 2003 and 2002 (unaudited)	4
Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2003 and 2002 (unaudited)	5-6
Notes to Condensed Consolidated Financial Statements (unaudited)	7-10
Review by Independent Accountants	11
Independent Accountants’ Report	12
Item 2. Management’s Discussion and Analysis or Plan of Operation	13-18
Item 3. Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	19
Item 6. Exhibits and Reports on Form 8-K	20
SIGNATURES	21

COAST FINANCIAL HOLDINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and due from banks	$7,825	4,330
Federal funds sold	595	4,640

Cash and cash equivalents	8,420	8,970
Securities available for sale	26,321	29,290
Loans, net of allowance for loan losses of $1,632 in 2003 and $1,350 in 2002	164,628	116,203
Loans held for sale	11,649	10,888
Foreclosed real estate	73	110
Federal Home Loan Bank stock, at cost	592	299
Premises and equipment, net	8,256	6,454
Accrued interest receivable	1,015	808
Deferred income taxes	1,629	1,418
Loan servicing rights	1,085	775
Other assets	1,080	651

	$224,748	175,866

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	16,759	11,382
Savings, NOW and money-market deposits	39,974	36,517
Time deposits	127,641	98,238

Total deposits	184,374	146,137
Federal Home Loan Bank advances	3,100	2,500
Line of credit	303	—
Official checks	5,208	1,928
Other borrowings	15,449	8,141
Other liabilities	509	899

Total liabilities	208,943	159,605

Stockholders’ equity:
Preferred stock, $.01 par value; $11 liquidation value; 5,000,000 shares authorized, 545,000 shares issued and outstanding	5,995	5,995
Common stock, $5 par value; 20,000,000 shares authorized, 1,350,450 shares issued and outstanding in 2003 and 2002	6,752	6,752
Additional paid-in capital	5,897	5,897
Accumulated deficit	(2,530)	(2,325)
Accumulated other comprehensive income (loss)	(309)	(58)

Total stockholders’ equity	15,805	16,261

	$224,748	175,866

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest income:
Loans	$2,865	2,040	7,864	5,559
Securities	188	233	729	584
Other interest-earning assets	6	26	60	76

Total interest income	3,059	2,299	8,653	6,219

Interest expense:
Deposits	1,301	1,123	3,906	3,104
Borrowings	95	60	281	164

Total interest expense	1,396	1,183	4,187	3,268

Net interest income	1,663	1,116	4,466	2,951
Provision for loan losses	198	191	510	538

Net interest income after provision for loan losses	1,465	925	3,956	2,413

Noninterest income:
Service charges on deposit accounts	97	107	258	222
Gain on sale of loans held for sale	370	212	1,053	665
Gain on sale of securities available for sale	—	138	98	145
Net loan servicing (cost) fees	(117)	38	(168)	44
Asset management fees	92	67	332	132
Other service charges and fees	69	103	243	295
Other	11	66	13	91

Total noninterest income	522	731	1,829	1,594

Noninterest expenses:
Employee compensation and benefits	1,297	754	3,668	2,103
Occupancy and equipment	300	202	785	487
Professional fees	89	80	292	187
Telephone, postage and supplies	142	75	401	192
Advertising	98	53	242	151
Organizational cost	—	—	143	—
Settlement on impaired security	—	—	(400)	—
Other	301	263	813	703

Total noninterest expenses	2,227	1,427	5,944	3,823

(Loss) earnings before income taxes	(240)	229	(159)	184
Income tax (benefit) provision	(90)	84	(59)	69

Net (loss) earnings	$(150)	145	(100)	115

Dividends on preferred stock	—	—	(105)	—

Net (loss) earnings applicable to common stockholders	$(150)	145	(205)	115

(Loss) earnings per share, basic and diluted	$(0.11)	0.11	(0.07)	0.12

Weighted-average number of common shares outstanding, basic and diluted	1,350,450	1,350,450	1,350,450	958,333

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2003 and 2002
(Dollars in thousands)

					Accumulated
					Other
					Compre-
			Additional		hensive	Total
	Preferred	Common	Paid-in	Accumulated	Income	Stockholders’
	Stock	Stock	Capital	Deficit	(Loss)	Equity

Balance at December 31, 2001	$5,995	3,155	2,582	(1,634)	(84)	10,014

Comprehensive income (loss):
Net earnings (unaudited)	—	—	—	115	—	115
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(175)	(175)
Comprehensive income (loss) (unaudited)						(60)

Proceeds from issuance of common stock, net of offering cost of $483 (719,425) (unaudited) shares	—	3,597	3,315	—	—	6,912

Balance at September 30, 2002 (unaudited)	$5,995	6,752	5,897	(1,519)	(259)	16,866

Balance at December 31, 2002	$5,995	6,752	5,897	(2,325)	(58)	16,261

Comprehensive income (loss):
Net loss (unaudited)	—	—	—	(100)	—	(100)
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(251)	(251)

Comprehensive income (loss) (unaudited)	—	—	—	—	—	(351)

Dividends on preferred stock (unaudited)	—	—	—	(105)	—	(105)

Balance at September 30, 2003 (unaudited)	$5,995	6,752	5,897	(2,530)	(309)	15,805

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

		(Unaudited)
Cash flows from operating activities:
Net (loss) earnings	$(100)	115
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	334	280
Provision for loan losses	510	538
(Credit) provision for deferred income taxes	(59)	69
Amortization and accretion of discounts and premiums on securities	274	217
Amortization of loan servicing rights	99	63
Gain on sale of securities available for sale	(98)	(145)
Settlement on impaired security	(400)	—
Provision of foreclosed real estate losses	37	—
Gain on sale of loans held for sale	(1,053)	(665)
Originations of loans held for sale	(70,327)	(35,666)
Proceeds from sale of loans held for sale	70,210	36,436
Increase in accrued interest receivable	(207)	(67)
Increase in other assets	(429)	(221)
Increase in official checks and other liabilities	2,890	2,344

Net cash provided by operating activities	1,681	3,298

Cash flows from investing activities:
Purchase of securities available for sale	(16,516)	(28,078)
Proceeds from maturities, calls, repayments and sales of securities available for sale	19,306	25,605
Net increase in loans	(48,935)	(32,661)
Purchase of premises and equipment	(2,136)	(2,541)
Purchase of Federal Home Loan Bank stock	(293)	(149)
Redemption of certificates of deposit	—	99

Net cash used in investing activities	(48,574)	(37,725)

Cash flows from financing activities:
Net increase in deposits	38,237	33,030
Proceeds from Federal Home Loan Bank advances	600	1,500
Repayments of Federal Home Loan Bank advances	—	(1,000)
Net increase in repurchase agreements	7,308	798
Net increase in line of credit	303	—
Proceeds from issuance of common stock, net of offering costs	—	6,912
Dividends paid on preferred stock	(105)	—

Net cash provided by financing activities	46,343	41,240

Net (decrease) increase in cash and cash equivalents	(550)	6,813
Cash and cash equivalents at beginning of period	8,970	9,678

Cash and cash equivalents at end of period	$8,420	16,491

(continued)

COAST FINANCIAL HOLDINGS, INC.

Consolidated Statements of Cash Flows, Continued
(in thousands)

	Nine Months Ended
	September 30,

	2003	2002

		(Unaudited)
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,196	3,244

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income (loss), change in unrealized loss on securities available for sale, net of taxes	$(251)	(175)

Originated mortgage loan servicing rights capitalized	$409	411

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.
General. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) which owns 100% of Coast Financial Partners, Inc. (“CFP”) (collectively the “Company”). On April 15, 2003, the Bank’s stockholders approved a Plan of Merger and Merger Agreement under which the Bank would become a wholly-owned subsidiary of the Holding Company. The Bank’s stockholders exchanged their common stock and preferred stock for shares of the Holding Company. As a result, all (1,350,450 shares) of the previously issued $5 par value common stock of the Bank were exchanged for 1,350,450 shares of the $5 par value common stock of the Holding Company and all (545,000 shares) of the previously issued $.01 par value preferred stock of the Bank were exchanged for 545,000 shares of the $.01 par value preferred stock of the Holding Company. The Holding Company’s merger with the Bank was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank and CFP.

The Holding Company’s primary activity is the operation of the Bank and CFP. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its three banking offices located in Manatee County, Florida. CFP provides investment advisory services to customers of the Bank.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003, the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations and other data for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of results that may be expected for the year ending December 31, 2003.

2.	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Balance at beginning of period	$1,587	953	1,350	644
Provision for loan losses	198	191	510	538
Net, charge-offs and recoveries	(153)	(9)	(228)	(47)

Balance at end of period	$1,632	1,135	1,632	1,135

(continued)

COAST FINANCIAL HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued. Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Balance at end of period	$259	—	259	—

Total related allowance for losses	$130	—	130	—

Average investment in impaired loans	$305	—	266	—

Interest income recognized on impaired loans	$8	—	24	—

Interest income received on impaired loans	$8	—	10	—

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,

	2003	2002

Nonaccrual loans	$211	50
Past due ninety days or more, still accruing	5	—

	$216	50

(continued)

COAST FINANCIAL HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.
Stock OptionPlans. The Company accounts for their stock option plan under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. ($ in thousands, except per share amounts).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net (loss) earnings applicable to common stockholders, as reported	$(150)	145	(100)	115
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(3)	(20)	(8)	(60)

Proforma net (loss) earnings appliable to common stockholders	$(153)	125	(108)	55

(Loss) earnings per share:
Basic, as reported	$(0.11)	0.11	(0.7)	0.12

Basic, proforma	$(0.11)	0.09	(0.8)	0.06

Diluted, as reported	$(0.11)	0.11	(0.7)	0.12

Diluted, proforma	$(0.11)	0.09	(0.8)	0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions, there were no options granted during the three and nine months ended September 30, 2003. ($ in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2002	2002

Risk-free interest rate	4.19%	4.19%
Dividend yield	—	—
Expected volatility	—	—
Expected life in years	10	10
Grant-date fair value of options issued during the period	$58	58

4.
Regulatory Capital. The Bank is required to maintain certain minimum regulatory capital requirements. Management believes that the Bank has met all capital adequacy requirements to which they are subject.

(continued)

COAST FINANCIAL HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.
(Loss) Earnings Per Share. Basis and diluted (loss) earnings per share is computed on the basis of the weighted average number of common shares outstanding. Outstanding stock options are not considered dilutive.

6.
Subsequent Event. The Company will record a provision for loan losses of approximately $2.3 million for the fourth quarter of 2003, due to the recent defaults with two different borrowers totaling approximately $780,000 and tighter loan quality standards. In addition, it has discontinued all indirect consumer auto loans, all floor plan lending to auto dealers, and has completed a review of all commercial loans greater than $100,000 that are not secured by real estate.

The first borrower, a used car dealership, defaulted on a $560,000 commercial business loan and a floor plan loan with a remaining balance of approximately $100,000. This loan relationship was on the watch list but was paid current through October 31, 2003. The second borrower, with total borrowing of approximately $120,000, had never been on the watch list and was not delinquent at the time of default. No recovery is expected with the first relationship and only minimal recovery on the second relationship.

As a result of the loan portfolio review, a number of loans were kept on the watch list and the reserve allocation was increased based on recent factors affecting the applicable credits. In addition, some loans not on the watch list were downgraded and their respective reserve allocation increased by an applicable amount.

7.
Initial Public Offering. On November 10, 2003, the Company completed an initial public offering (IPO). The IPO raised approximately $20,154,000 of capital net of offering cost of approximately $1,926,000. The Company paid off its line of credit of approximately $418,000, paid approximately $770,000 to holders of our Series A Preferred Stock under the terms of a Securities Conversion Agreement whereby our Series a Preferred Stockholders was converted into common shares (at a one for one basis) and the remaining proceeds will be used for provided capital to support the Bank's growth and additional branch locations.

COAST FINANCIAL HOLDINGS, INC.

Review by Independent Accountants

Hacker, Johnson & Smith PA, independent accountants, have made a limited review of the financial data as of September 30, 2003, and for the three- and nine- month periods ended September 30, 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

The Board of Directors
Coast Financial Holdings, Inc.
Bradenton, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Coast Financial Holdings, Inc. and Subsidiaries (the “Company”) as of September 30, 2003, the related condensed consolidated statements of operations for the three- and nine- month periods ended September 30, 2003 and the related condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month period ended September 30, 2003. These financial statements are the responsibility of the Company’s management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 24, 2003, except for Notes 1 and 15 as to which the date is October 20, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
December 31, 2003

COAST FINANCIAL HOLDINGS, INC.

Item 2. Management’s Discussion and Analysis
or Plan of Operation

Forward Looking Statements

This document contains forward-looking statements as defined by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve substantial risks and uncertainties. When used in this document, or in the documents incorporated by reference, the words “anticipate”, “believe”, “estimate”, “may”, “intend” and “expect” and similar expressions are some of the forward-looking statements used in these documents. Actual results, performance, or achievements could differ materially from those contemplated, expressed or implied by the forward-looking statements. Factors which may cause results to change materially include competition, inflation, general economic conditions, changes in interest rates, and changes in the value of collateral securing loans Coast Financial Holdings, Inc. has made, among other things.

General

Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) which owns 100% of Coast Financial Partners, Inc. (“CFP”) (collectively the “Company”). On April 15, 2003, the Bank’s stockholders approved a Plan of Merger and Merger Agreement under which the Bank would become a wholly-owned subsidiary of the Holding Company. The Bank’s stockholders exchanged their common stock and preferred stock for shares of the Holding Company. As a result, all (1,350,450 shares) of the previously issued $5 par value common stock of the Bank were exchanged for 1,350,450 shares of the $5 par value common stock of the Holding Company and all (545,000 shares) of the previously issued $.01 par value preferred stock of the Bank were exchanged for 545,000 shares of the $.01 par value preferred stock of the Holding Company. The Holding Company’s merger with the Bank was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank and CFP.

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2003, was from net deposit inflows of approximately $38.2 million, principle repayments and calls of securities available for sale of approximately $19.3 million, advances of $600,000 from the Federal Home Loan Bank, net increase in repurchase agreement of approximately $7.3 million and cash flows generated from operations of approximately $1.7 million. Cash was used primarily to originate net loans of approximately $48.9 million and to purchase securities of approximately $16.5 million. At September 30, 2003, the Bank exceeded its regulatory liquidity requirements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

COAST FINANCIAL HOLDINGS, INC.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2003, follows (in thousands):

Contract
Amount

Commitments to extend credit	$9,224

Unused lines of credit loans and construction loans	$74,705

Standby letters of credit	$2,664

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

COAST FINANCIAL HOLDINGS, INC.

Comparison of the Three-Month Periods Ended September 30, 2003 and 2002

Results of Operations

General. Our net loss for the three months ended September 30, 2003, was $(150,000) or $(0.11) loss per basis share and $(0.11) loss per diluted share compared to net earnings of $145,000 or $0.11 earnings per basis share and $0.11 earnings per diluted share of the three months ended September 30, 2002. Net earnings decreased due to an increase in noninterest expense for branch and related support expansion, which was partially offset by an increase in noninterest income and net interest income.

Net Interest Income. Interest income increased to $3.1 million during the three months ended September 30, 2003, from $2.3 million in 2002, a 24.8% increase. The yield on average earnings assets for the three months ended September 30, 2003 was 6.07%, compared to 6.94% in 2002. Interest on loans for the three months ended September 30, 2003 was $2.9 million, resulting from an average yield of 6.65% compared to $2.0 million resulting from an average yield of 7.59% for 2002. The increase in interest on loans was primarily due to an increase in the average balance in commercial real estate and commercial loans to $39.1 million and $28.7 million, respectively, during the three months ended September 30, 2003 when compared to $17.4 million and $22.3 million, respectively, during the three months ended September 30, 2002. This was primarily due to the hiring of two new commercial loan officers and the opening of one new banking office during the year ended December 31, 2002. Interest on securities decreased to $188,000 during the three months ended September 30, 2003, based on an average yield of 2.67%, from $233,000 in 2002 resulting from an average yield of 4.16%. The decrease in interest income on securities was primarily due to the decreased in average portfolio yield during the three months ended September 30, 2003 partially offset by an increase in the average portfolio balance. Interest on other interest earning assets decreased to $6,000 during the three months ended September 30, 2003, from $26,000 during the three months ended September 30, 2002.

Interest expense on interest bearing liabilities increased to $1.4 million during the three months ended September 30, 2003, compared to $1.2 million during the three months ended September 30, 2002. The increase was due to an increase in the average balance of interest bearing liabilities, which was partially offset by a decrease in the average cost of interest bearing liabilities to 3.03% in 2003 from 4.03% in 2002. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates.

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans and (2) all other passing grade loans. For specific allocation loans, we have determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, loan review, loan committee or by the examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 15%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 5% and 50% on substandard and doubtful loans, respectively, the loans are individually reviewed for any additional reserve that may by necessary. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

COAST FINANCIAL HOLDINGS, INC.

Comparison of the Three-Month Periods Ended September 30, 2003 and 2002

Provision for Loan Losses, Continued. The provision for loan losses was $198,000 for the three months ended September 30, 2003 compared to $191,000 for the three months ended September 30, 2002. The provision remained relatively the same due to the similar growth in commercial real estate and commercial loan portfolios.

The allowance for loan losses was $1,632,000 at September 30, 2003. While management believes that its allowance for loan losses is adequate as of September 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Nontinterest Income. The following table shows the components of noninterest income for the three months ended September 30, 2003 compared to the three months ended September 30, 2002:

A summary of the major components of noninterest income for the periods indicated are set forth below:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2003	2002

	(In thousands)
Service charges on deposit accounts	$97	107
Gain on sale of loans held for sale	370	212
Gain on sale of securities available for sale	—	138
Net loan servicing (costs) fees	(117)	38
Asset management fees	92	67
Other service charges and fees	69	103
Other	11	66

Total	$522	731

Noninterest Expense. The following table shows the components of noninterest expenses for the three months ended September 30, 2003 compared to the three months ended September 30, 2002:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2003	2002

	(In thousands)
Salaries and employee benefits	$1,297	754
Occupancy and equipment	300	202
Professional fees	89	80
Telephone, postage and supplies	142	75
Advertising	98	53
Other expenses	301	263

Total	$2,227	1,427

     Income Taxes. The income tax benefit for the three months ended September 30, 2003 was (90,000) (an effective rate of 37.5%) compared to an income tax expense of $84,000 for the three months ended September 30, 2002 ( an effective rate of 36.7%).

COAST FINANCIAL HOLDINGS, INC.

Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

General. Our net loss for the nine months ended September 30, 2003, was $(100,000) or $(0.07) loss per basis share and $(0.07) loss per diluted share compared to net earnings of $115,000 or $0.12 earnings per basis share and $0.12 earnings per diluted share of the nine months ended September 30, 2002. Net earnings decreased due to an increase in noninterest expense for branch and related support expansion, which was partially offset by an increase in noninterest income and net interest income.

Net Interest Income. Interest income increased to $8.7 million during the nine months ended September 30, 2003, from $6.2 million in 2002, a 39% increase. The yield on average earnings assets for the nine months ended September 30, 2003 was 6.17%, compared to 6.76% in 2002. Interest on loans for the nine months ended September 30, 2003 was $7.9 million, resulting from an average yield of 6.86% compared to $5.6 million resulting from an average yield of 7.52% for 2002. The increase in interest on loans was primarily due to an increase in the average balance in commercial real estate and commercial loans to $41.1 million and $28.8 million, respectively, during the nine months ended September 30, 2003 when compared to $14.6 million and $19.8 million, respectively, during the nine months ended September 30, 2002. This was primarily due to the hiring of two new commercial loan officers and the opening of one new banking office during the year ended December 31, 2002. Interest on securities increased to $729,000 during the nine months ended September 30, 2003, based on an average yield of 3.02%, from $584,000 in 2002 resulting from an average yield of 3.76%. The increase in interest income on securities was primarily due to the increased average portfolio balance, partially offset by a reduction in portfolio yield during the nine months ended September 30, 2003. Interest on other interest earning assets decreased to $60,000 during the nine months ended September 30, 2003, from $76,000 during the nine months ended September 30, 2002.

Interest expense on interest bearing liabilities increased to $4.2 million during the nine months ended September 30, 2003, compared to $3.3 million during the nine months ended September 30, 2002. The increase was due to an increase in the average balance of interest bearing liabilities, which was partially offset by a decrease in the average cost of interest bearing liabilities to 3.42% in 2003 from 4.22% in 2002. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates.

Provision for Loan Losses. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans and (2) all other passing grade loans. For specific allocation loans, we have determined an allowance amount to set aside which it believes is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, loan review, loan committee or by the examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 15%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 5% and 50% on substandard and doubtful loans, respectively, the loans are individually reviewed for any additional reserve that may by necessary. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

The provision for loan losses was $510,000 for the nine months ended September 30, 2003 compared to $538,000 for the nine months ended September 30, 2002. The provision remained relatively the same due to the similar growth in commercial real estate and commercial loan portfolios.

COAST FINANCIAL HOLDINGS, INC.

Comparison of the Nine-Month Periods Ended September 30, 2003 and 2002

Results of Operations, Continued

The allowance for loan losses was $1,632, 000 at September 30, 2003. While management believes that its allowance for loan losses is adequate as of September 30, 2003, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Nontinterest Income. The following table shows the components of noninterest income for the nine months ended September 30, 2003 to the nine months ended September 30, 2002:

A summary of the major components of noninterest income for the periods indicated are set forth below:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2002

	(In thousands)
Service charges on deposit accounts	$258	222
Gain on sale of loans held for sale	1,053	665
Gain on sale of securities available for sale	98	145
Net loan servicing (costs) fees	(168)	44
Asset management fees	332	132
Other service charges and fees	243	295
Other	13	91

Total	$1,829	1,594

Noninterest Expense. The following table shows the components of noninterest expense for the nine months ended September 30, 2003 to the nine months ended Septmeber 30, 2002:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2003	2002

	(In thousands)
Salaries and employee benefits	$3,668	2,103
Occupancy and equipment	785	487
Professional fees	292	187
Telephone, postage and supplies	401	192
Advertising	242	151
Organizational costs	143	—
Settlement on impaired security	(400)	—
Other	813	703

Total	$5,944	3,823

     Income Taxes. The income tax benefit for the nine months ended September 30, 2003 was ($59,000) (an effective rate of 37.1%) compared to income tax expense of $69,000 for the nine months ended September 30, 2002 ( an effective rate of 37.5%).

COAST FINANCIAL HOLDINGS, INC.

Item 3. Controls and Procedures

Under the supervision and with the participation of the Company’s President and Chief Executive Officer, and Chief Financial Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the President and Chief Executive Officer, and Chief Financial Officer have concluded that these disclosure controls and procedures (as such term is defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934) are effective to ensure the disclosure of material information relating to the Company files and submits under the Securities and Exchange Act of 1934. There were no significant changes in our internal controls or in other factors known to us that could significantly affect these internal controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceeding to which Coast Financial Holdings, Inc., is a party or to which any of their property is subject.

COAST FINANCIAL HOLDINGS, INC.

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits are filed with the Securities and Exchange Commission and are incorporated by reference into this Registration Statement.

Exhibit No.	Description of Exhibit

*1.1	Form of Underwriting Agreement

*3.1	Articles of Incorporation

*3.2	Bylaws

*4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining the rights of holders of the Company’s common shares

*4.2	Specimen common share certificate

*4.3	Securities Conversion Agreement, dated October 20, 2003, by and among the Company and all of the holders of its Series A Preferred Stock

*5.1	Form of legal opinion of Carlton Fields, P.A., Re: validity of securities

*10.1	Employment Agreement, dated March 29, 2003, and Modification of Employment Agreement, dated September 3, 2003, by and between Cost Bank and Gerald L. Anthony

*10.2	Cost Financial Holdings, Inc. Amended and Restated 2003 Stock Option Plan, dated August 19, 2003, and Forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement

*10.3	Business Loan Agreement, dated as of April 15, 2003, by and between the Company and Independent Bankers’ Bank of Florida, together with Promissory Note and Commercial Pledge Agreement

*10.4	Stock Purchase Agreement, dated June 3, 2003 by and between the Company and the Company’s directors

*21.1	List of Subsidiaries of the Company

*23.1	Consent of Hacker Johnson & Smith PA

*23.2	Consent of Carlton Fields, P.A. (included in Exhibit 5.1)

*24.1	Power of Attorney (contained in Signature section of the Registration Statement)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

*	Exhibits marked with an asterisk were filled with the Company’s registration statement Form SB-2 that was effective November 5, 2003.

(b)	Reports on Form 8-K. Registrant filed no Form 8-K’s during the three-month period ended September 30, 2003.

COAST FINANCIAL HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COAST FINANCIAL HOLDINGS, INC.
(Registrant)

Date:	December 31, 2003	By:	/s/ Gerald L. Anthony

Gerald L. Anthony, President and Chief Executive Officer

Date:	December 31, 2003	By:	/s/ Brain P. Peters

Brian P. Peters, Executive Vice President and Chief Financial Officer