Form 10KSB
period 2003-12-31
COAST FINANCIAL HOLDINGS INC
filed 2004-03-26
CIK 1262276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50433

COAST FINANCIAL HOLDINGS, INC.

(Name of Small Business Issuer in its Charter)

Florida	14-1858265
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer (Identification No.)

2412 Cortez Road West Bradenton, Florida	34207
(Address of Principal Executive Offices)	(Zip Code)

(941) 752-5900

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $5.00 per share

Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  ☒

The issuer’s revenues for it most recent fiscal year were $14,704,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 27, 2004, was approximately $46,645,000, as computed by reference to the closing price of the common stock as quoted on the Nasdaq SmallCap Stock Market on such date. As of February 27, 2004, the number of issued and outstanding shares of common stock of the registrant was 3,741,450.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Coast Financial Holdings, Inc. for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2003 fiscal year are incorporated by reference into Part III of this Form 10-KSB.

COAST FINANCIAL HOLDINGS, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2003

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See “Item 1. Business – A Note About Forward Looking Statements” and “— Risk Factors”

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Coast Financial Holdings, Inc. (“us”, “our”, “we”, the “Company” or “Coast Financial”) headquartered in Bradenton, Florida, is a bank holding company registered under the Bank Holding Company Act of 1956 primarily to own all of the capital stock of Coast Bank of Florida (“Coast Bank”). The Company was incorporated on November 1, 2002 under the laws of the state of Florida and, after receiving the necessary approvals from the Federal Reserve Board, the Florida Department of Financial Services (the “Florida Department”), and the stockholders of Coast Bank, it became the holding company for Coast Bank on April 15, 2003. Upon receiving such approvals, each share of common stock and preferred stock of Coast Bank was converted into one common share and one preferred share of Coast Financial, respectively. Our primary asset is Coast Bank, and we do not presently engage in any activities other than activities related to our ownership of Coast Bank. Although we do not presently engage in any business activities other than the ownership of Coast Bank, in the future, we may become an operating company or acquire other banks or companies engaged in bank-related activities and may engage in or acquire such other businesses or activities as may be permitted by applicable laws. Unless the context otherwise requires, reference to Coast Financial or the Company herein includes Coast Financial and its wholly-owned subsidiary, Coast Bank, on a consolidated basis on and after April 15, 2003 and to Coast Bank prior to April 15, 2003. As of December 31, 2003, on a consolidated basis we had total assets of approximately $263.9 million, net loans of approximately $214.2 million, deposits of approximately $207.7 million, repurchase agreements of approximately $12.1 million, and total stockholders’ equity of approximately $33.7 million. Repurchase agreements are generally accounts held by Coast Bank which are invested over-night in government-backed securities collateralized by these same government-backed securities.

Coast Bank, which commenced operations on April 7, 2000, is a Florida state-chartered bank and is not a member bank of the Federal Reserve System. Coast Bank is a general commercial bank which provides a variety of corporate and personal banking services to individuals and small to mid-sized businesses from its six full service banking office locations: Coast Bank’s main office in Bradenton, Florida, three branches in Bradenton, one branch in Palmetto, and one branch on Longboat Key, Florida. In addition, Coast Bank maintains ATM machines with an attached deposit drop for businesses and individuals located on Anna Maria Island, Florida and at Waterlefe, a residential community in Bradenton, Florida. The business of Coast Bank consists of attracting deposits from the general public in its market area and applying those funds, together with funds derived from other sources, to originate a variety of commercial, consumer, and residential real estate loans. In addition, Coast Bank offers credit card and merchant services, and operates an armored car courier service in Manatee County. Coast Bank also has an in-house data processing system to personally service its customer’s accounts, and Coast Bank provides telephone and internet banking services and internet bill paying services for the convenience of its customers. Coast Bank does not presently provide trust or appraisal services. In addition, Coast Bank has entered into and arrangement with Raymond James Financial Services, Inc. (“RJFS”) pursuant to which brokerage and investment management services are made available to its customers.

Coast Bank also maintains a mortgage banking department which generates, closes, and services single family residential home mortgages. Its primary function is to originate fixed and adjustable rate construction-to-permanent residential real estate mortgage loans which fit the needs of borrowers for the purchase and construction of homes. These construction-to-permanent residential real estate mortgage loans are originated with the intent that they will be sold in the secondary mortgage market. Coast Bank also seeks to sell a majority of the other mortgage loans made by it in the secondary market to FNMA and other institutional investors. Until the first quarter of 2004, the fee generating mortgage servicing rights associated with such loans were retained by Coast Bank or held to be packaged for sale. During the first quarter of 2004, Coast Bank determined that it would sell its construction-to-permanent real estate mortgage loans into a secondary mortgage market together with an associated mortgage servicing rights. Concurrently, Coast Bank entered into an agreement to sell all of the servicing rights that it had retained prior to the determination. The sale of these mortgage servicing rights is expected to close prior to the end of the second quarter of 2004.

Our revenues are primarily derived from interest on, and fees received in connection with, real estate loans and other loans, from the sales of loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for our lending activities are deposits, prepayment of loans, sales of loans, and the sale of investment securities. Our principal expenses consist of the interest paid on deposits and operating, general and administrative expenses.

As is the case with banking institutions generally, our operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are affected by interest rates at which such financing may be offered and other factors affecting local demand and the availability of funds.

Coast Bank is subject to examination and comprehensive regulation by the Florida Department and the FDIC, and its deposits are insured by the FDIC to the extent permitted by law. The principal executive offices of both the Company and Coast Bank are located at 2412 Cortez Road West, Bradenton, Florida 34207. The telephone number for both of these offices is (941) 752-5900.

Growth Strategy

Our growth strategy is based on an emphasis on local management and a commitment to the local market area and community. Our growth strategy is to expand upon our existing operations by attracting additional customers consisting primarily of individuals and small-to-medium sized businesses in our growing market area, by providing personalized service in a fast and efficient manner, together with a full range of high quality financial services and products. Through our arrangements with RJFS, we are able to provide a full range of financial services and products to our clients, including:

•	real estate, commercial, and consumer loans

•	deposit and investment services

•	asset and investment management services

•	debit cards

•	credit cards and merchant services

•	ATMs, including a deposit drop at Anna Maria Island, Florida and at Waterlefe in Bradenton

•	armored courier car deposit service

•	electronic transfer service

•	internet and telephone banking

•	internet bill paying services

We believe that we can attract customers who prefer to conduct business with a bank that is managed by experienced local residents who have an active interest in their business and has the ability to act promptly on loan requests, rather than the larger institutions in our market area, most of which are out-of-state based institutions, which we believe are perceived to be generally inflexible, slow in their decision-making processes, and generally not adequately oriented to servicing the needs of our target market. Further, we believe that the population trends and business composition within our primary market area are favorable to support continued growth, particularly for a community-oriented financial institution focused on high quality customer service. In this regard, our Anna Maria Island and Waterlefe ATM and deposit drops, as well as the courier and armored car services, are designed to attract businesses from, and make our services and products more easily accessible to, businesses not located near one of our banking offices. By affording such conveniences to our local businesses, we believe that we provide them with a higher level of customer service than many of our competitors.

As our capital and financial resources permit, we intend to continue our expansion through the opening of new branch offices. Coast Bank’s business plan, which was prepared by its management and approved by its board of directors, provides for the opening of two new branches per year for each of the next three years. However, we cannot assure you that we will be able to achieve this level of expansion or that the necessary regulatory approvals for the opening of new branches will be obtained.

Market Area

Our operations are primarily based in Bradenton, Florida, and, as a result, our primary market area consists of Manatee and Sarasota Counties, Florida. Our market area has experienced substantial growth during recent decades. Bradenton is the most populous city in Manatee County. This population growth has resulted in the continued construction of residential housing and related commercial support facilities. While changing conditions involving the infrastructural requirements of various geographic locations around the country have limited economic growth and population expansion, management believes that Coast Bank’s primary market area has continued to grow because of its location. Although the major economic base in the primary market area is service, retail, and manufacturing business, there also has been growth in tourism. We believe that Coast Bank is situated to take advantage of the expected economic and demographic growth in its primary market area.

Market for Services

Management believes that our principal markets are: (a) the established and expanding commercial and small business market within the primary market area; (b) the real estate mortgage market within the primary market area for retail lending and throughout Florida for wholesale lending; and (c) the growing consumer loan market.

Businesses are solicited through the personal efforts of our directors and officers. Management believes a locally-based bank is often perceived by the local business community as possessing a clearer understanding of local commerce and its needs. Consequently, we seek to make prudent lending decisions quickly and more equitably than our competitors without compromising asset quality or our profitability.

We focus on the smaller commercial customer because management believes that this segment offers the greatest concentration of potential business. Also, the small to mid-size commercial market segment has historically shown a willingness to borrow and carry larger balances. Finally, management perceives that this market segment tends to be more loyal in its banking relationships.

Competition

We encounter strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as the availability of nationwide interstate banking has created a highly competitive environment for financial services providers in our primary service area. In one or more aspects of our business, we compete with other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in the Bradenton area and elsewhere. Most of our primary competitors, some of which are affiliated with large bank holding companies, have substantially greater resources, larger established customer bases, higher legal lending limits, extensive branch networks, numerous ATMs, greater advertising-marketing budgets and they may offer certain services, such as trust services, that we do not currently provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern state chartered and federally insured banks and may have greater flexibility in competing for business.

The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered, and lending fees. Additionally, we believe that an emphasis on personalized financial planning and advice tailored to individual customer needs, together with the local character of Coast Bank’s business and its “community bank” management philosophy will enhance its ability to compete successfully in its market areas. Further, we offer a wide range of financial services for our customers, including not only basic loan and deposit services, but also brokerage and investment management services. We believe that our ability as a community bank to provide such services and advice, and to provide the asset and investment management services and insurance products required by our customers, will be an attractive alternative to consumers in our market area.

Lending Activities

General. Our primary source of income is generated from the interest earned on Coast Bank’s loan and investment portfolios. Coast Bank maintains diversification when considering investments and the granting of loan requests.

Lending activities include commercial and consumer loans, and loans for residential and commercial real estate purposes. Commercial loans are originated for commercial construction, acquisition, remodeling, and general business purposes. Installment loans include those for the purchase of automobiles, boats, home improvements, and personal investments. Coast Bank also offers its own credit cards and credit card merchant services. Residential loans include the origination of conventional mortgages and residential acquisition, development, and construction loans for the purchase or construction of single-family homes.

Coast Bank primarily enters into lending arrangements for its portfolio loans with individuals who are familiar to us and are residents of our primary market area. Emphasis is placed on the borrower’s ability to generate cash flow to support its debt obligations and other cash related expenses. Coast Bank aggressively pursues small to medium sized commercial business loans and direct residential loans. Also, through its mortgage banking department, Coast Bank has focused its efforts on residential loan originations that can be sold in the secondary market. The mortgage banking department maintains relationships with correspondent lenders throughout the State of Florida, ensuring continued lending efforts without a concentration in any one area. Management believes this to be a prudent practice in the mortgage banking area as it minimizes risks associated with the localized economic downturns. The mortgage banking department originates primary construction-to-permanent financing loans, which are considered to have less risk of nonpayment than construction only financings.

Commercial Lending. Coast Bank offers a variety of commercial loan services including term loans, lines of credit, and equipment receivables financing. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of equipment and machinery. The purpose of a particular loan generally determines its structure.

Our commercial loans primarily are underwritten in our primary market area on the basis of the borrower’s ability to service such debt from income. As a general practice, Coast Bank takes as collateral a security interest in any available real estate, equipment, or other chattel, although such loans may be made on an uncollateralized basis. Collateralized working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets.

Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income and which are collateralized by real property whose value tends to be easily ascertainable, commercial loans typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the business and generally are collateralized by business assets, such as accounts receivable, equipment, and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral underlying the loans may depreciate over time, occasionally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

Residential Lending. A large portion of Coast Bank’s lending activities consist of the origination of single-family residential mortgage loans collateralized by owner-occupied property located in our primary service area. Coast Bank also offers adjustable rate mortgages (“ARMs”) and either retains these ARMs in its portfolio or sells them in the secondary market. The ability to retain the ARMs in Coast Bank’s loan portfolio allows us the opportunity to originate loans to borrowers who may not meet the underwriting criteria of strict secondary market standards (but still meet credit standards).

Coast Bank offers ARMs with rate adjustments tied to the weekly average rate of U.S. Treasury securities adjusted to a constant one-year maturity with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these mortgages are adjusted between one year and five years with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan. Coast Bank also originates 15-year and 30-year fixed-rate mortgage loans on single family residential real estate. Coast Bank generally charges a higher interest rate if the property is not owner-occupied. Fixed-rate mortgage loans are generally underwritten according to FNMA guidelines so that the loans qualify for sale in the secondary market to FNMA. The proportion of fixed-rate and adjustable-rate loan originations typically will depend in large part on the level of interest rates. As interest rates fall, there is generally a reduced demand for ARMs and, as interest rates rise, there is generally an increased demand for ARMs.

Fixed rate and adjustable rate mortgage loans collateralized by single family residential real estate generally have been originated in amounts of no more than 80% of appraised value. Coast Bank may, however, lend up to 95% of the value of the property collateralizing the loan, but if such loans are made in excess of 80% of the value of the property, they generally must be insured by private mortgage insurance. In the case of mortgage loans, Coast Bank procures mortgagees title insurance to protect against defects in its lien on the property which may collateralize the loan. Coast Bank requires title, fire, and extended casualty insurance to be obtained by the borrower, and, where required by applicable regulations, flood insurance. In the event that a mortgagor fails to pay premiums on fire and other hazard insurance policies, Coast Bank causes insurance to be placed on the property. Although the contractual loan payment period for single family residential real estate loans is generally for a 15-to-30 year period, such loans often remain outstanding for shorter periods than their contractual terms and Coast Bank charges no penalty for prepayment of mortgage loans. Mortgage loans originated by Coast Bank customarily include a “due on sale” clause giving Coast Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, Coast Bank enforces due on sale clauses. Borrowers are typically permitted to refinance or prepay loans at their option without penalty.

Installment Loans. Installment loans made by Coast Bank have included automobiles, recreation vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized), and deposit account collateralized loans. Our installment loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. A majority of these loans are for terms of less than 60 months and although generally collateralized by liens on various personal assets of the borrower may be made uncollateralized.

As of December 31, 2003, Coast Bank discontinued its indirect automobile loan programs. Coast Bank made indirect automobile loans through applications taken by selected automobile dealers on application forms approved by us. The majority of these loans were originated through approximately six dealers located in our market area. These dealers have operated in our market area for many years and are well known to our management through current and previous Coast Bank relationships. If an application is approved, money was funded to the dealer and the loan became a part of our portfolio. These applications underwent the same approval process as our direct loans and the borrower was generally one of our current customers conducting business in our market area.

Installment loans are attractive to us because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Installment loans, however, are subject to additional risks of collectibility when compared to traditional types of loans granted by commercial banks such as residential mortgage loans. In many instances, we have to rely on the borrower’s ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

Construction Loans. Coast Bank originates residential construction contractor loans to finance the construction of single-family dwellings. Most of the residential construction loans are made to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. Coast Bank’s construction loans to individuals typically range in size from $100,000 to $350,000. Construction loans also are made to contractors to erect single-family dwellings for resale. At December 31, 2003, approximately $5,361,000, or 10.8%, of Coast Bank’s residential construction loans have been made to contractors to erect single-family dwellings for resale. Construction loans are generally offered on the same basis as other residential real estate loans except that a larger percentage down payment is typically required.

Coast Bank does finance the construction of individual, owner-occupied houses on the basis of written construction loan and underwriting management guidelines. Construction loans are structured either to be converted to permanent loans with Coast Bank at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Such construction loans on residential properties are generally made in amounts up to 80% of appraised value. Construction loans to developers generally have terms of up to 24 months. Loan proceeds on builders’ projects are disbursed in increments as construction progresses and as inspections warrant. The maximum loan amounts for construction loans are based on the lesser of the current appraisal value or the purchase price for the property.

Construction loans are generally considered to involve a higher degree of risk than long-term financing collateralized by improved, occupied real estate. Our risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at the completion of construction and estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, Coast Bank could be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of anticipated value proves to be inaccurate, the value of our collateral may be insufficient to assure full repayment.

Loans collateralized by subdivisions and multi-family residential real estate generally are larger than loans collateralized by single family, owner-occupied housing and also generally involve a greater degree of risk. Payments on these loans depend to a large degree on the results of operations and management of the properties, and repayment of such loans may be subject to adverse conditions in the real estate market or the economy.

Loan Solicitation and Processing

Loan originations are derived from a number of sources. Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by Coast Bank’s loan officers, present depositors and borrowers, builders, attorneys, walk-in customers, and, in some instances, other lenders. Loan applications, whether originated through Coast Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The legal lending limit of Coast Bank, as of December 31, 2003, was approximately $5.0 million, of which no more than $3.0 million can be loaned on an unsecured basis.

The loan underwriting procedures followed by Coast Bank are designed to conform with regulatory specifications and to assess the borrower’s ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Upon receipt of the borrower’s completed loan application, Coast Bank then obtains reports with respect to the borrower’s credit record, and orders and reviews an appraisal of any collateral for the loan (prepared for Coast Bank through an independent appraiser). Loan officers or other loan production personnel in a position to directly benefit monetarily through loan solicitation fees from individual loan transactions do not have approval authority. Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted to a final review process. As part of the loan approval process, all uncollateralized loans or loan relationships of more than $250,000 and all collateralized loans or loan relationships of more than $500,000 require pre-approval by Coast Bank’s loan committee which is currently comprised of seven directors of Coast Bank and meets on such basis as is deemed necessary to promptly service loan demand. All loans made to officers, directors, and their affiliates require the approval of the entire board of directors.

Loan applicants are notified promptly of our decision by telephone and a letter. If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Prior to closing any long-term loan, the borrower must provide proof of fire and casualty insurance on the property serving as collateral and which insurance must be maintained during the full term of the loan. Title insurance is required on loans collateralized by real property. Interest rates on committed loans are normally locked in at the time of application for a 30 to 45 day period. The commitment issued at the time of approval will be for the time remaining, based on the application date.

Mortgage Banking and Residential Lending Operations

We provide mortgage banking services through Coast Bank’s mortgage banking department. Its primary objectives are to increase the residential loan portfolio and resulting interest income, and to increase noninterest income through sales of loans in the secondary market. The mortgage banking department also pursues the strong residential mortgage loan demand that management believes exists outside of its primary market area in Florida.

The mortgage banking department’s lending efforts are widely disbursed throughout Florida and are not reliant on a specific region within Florida. Management considers this to be a prudent business practice by reducing risks inherent in localized economic downturns or adverse weather conditions. Such loans are originated through a variety of contacts that the staff has in the mortgage banking industry throughout Florida and the southeastern United States. Furthermore, the mortgage banking division is not dependent on any single source for a significant portion of its volume of loan originations. This department originates, underwrites, closes, and services a broad line of residential mortgage loan products, including construction-to-permanent mortgages, primarily for resale in the secondary mortgage market, but also for

Coast Bank’s loan portfolio. The primary function of the mortgage banking department is to originate fixed and adjustable rate construction-to-permanent residential real estate mortgage loans which fit the needs of borrowers for the purchase and construction of homes.

The mortgage banking department emphasizes the origination of loans for sale in the secondary market and a majority of the mortgage loans it makes are expected to be sold in the secondary market to FNMA and other institutional investors. Coast Bank is an approved lender and seller servicer for FNMA and for FHLMC. Consideration may be given to making sales of such loans to other governmental agencies in the future. The sale of the loans in the secondary market allows us to hedge against the interest rate risks related to such lending operations.

In addition to the fees collected at closing of a loan, we attempt to sell the loan for a gain at completion of construction. Such a brokerage arrangement permits Coast Bank to accommodate its client’s demands while eliminating the interest rate risk for the fixed 15-to-30 year term of the loan.

Further, in addition to interest earned on loans and fees generated from mortgage servicing activities, we receive loan origination fees or “points” for originating loans which are netted with associated costs and amortized into interest income over the life of the loan. Origination fees are calculated as a percentage of the principal amount of the mortgage loan and are charged to the borrower for creation of the loan. Loan origination fees are volatile sources of income, and are affected by the volume and types of loans and commitments made, competitive conditions in the mortgage markets, and the demand for and availability of money.

All mortgage banking department loans of $500,000 to $1,000,000 must be approved by the President and Executive Vice President/Residential Lending Manager for Coast Bank. Loans over $1,000,000 must be approved by Coast Bank’s loan committee.

In-House Data Processing

We perform our own data and item processing, resulting in decreased reliability on outside vendors to provide such service. We believe that performing our own item processing results in superior customer service because it provides our customers with the ability to make deposits up to 6:00 p.m. five days a week, while receiving same-day credit.

Bank Subsidiary Operations and Brokerage Arrangements

Coast Financial Partners, Inc., a Florida corporation and wholly-owned subsidiary of Coast Bank, was formed on August 2, 2000 to serve as a vehicle through which Coast Bank may offer certain non-banking financial services to our customers.

Pursuant to the terms of a Brokerage Services Marketing Agreement with RJFS, Coast Bank’s customers and the general public were offered RJFS’s securities products, brokerage services, and insurance products and services. RJFS is a broker-dealer registered with the Securities and Exchange Commission, the National Association of Securities Dealers, and certain state securities regulatory bodies and is licensed to sell insurance products. Under the Brokerage Services Marketing Agreement, Coast Financial Partners made available a designated sales area in each of Coast Bank’s banking offices for the offer and sale of RJFS products and services. RJFS was required to take the necessary steps to register all such locations under applicable securities and insurance laws. RJFS offered its securities products, insurance products, investment advisory services, brokerage services and more to our customers through Coast Financial Partners employees.

Under this arrangement, Coast Financial Partners received (a) a percentage of commission base revenues generated from the sale of RJFS products and services by its employees, (b) bonus payments based on production levels, and (c) a percentage of fees generated in connection with various fee-based accounts established by its customers. Coast Financial Partners was responsible for the payment of all expenses and certain other costs of operating its business. Coast Financial Partners employed Daniel L. Gilmore, a registered broker dealer affiliated with RJFS, in February, 2002 to serve as its president and chief operating officer. At December 31, 2003, Coast Financial Partners’ assets under management were approximately $35 million.

At the end of the 2003 fiscal year, the Company evaluated and reassessed the operations of Coast Financial Partners and concluded that the operations of Coast Financial Partners was not generating sufficient profits to justify continuing its operations. Accordingly, on February 20, 2004 we terminated the Brokerage Services Marketing Agreement, as well as the operations of Coast Financial Partners, and transferred its assets to Coast Bank. In order to continue offering its customers with brokerage and investment management services, on the same day that we terminated the Brokerage Services Marketing Agreement, Coast Bank entered into a Non-Deposit Investment Product and Brokerage Services Agreement with RJFS. Under this arrangement RJFS rents office space at specified Coast Bank branches from which it conducts a total brokerage business and Coast Bank receives a percentage of the gross revenues generated therefrom. As a result, our customers still are provided with essentially the same financial products and services as were previously available (except insurance products), but neither Coast Bank nor any of its subsidiaries has the expense of maintaining employees or office space for such services.

Supervision and Regulation

The banking industry is extensively regulated under both federal and state law, and is undergoing significant change. These laws and regulations are intended primarily to protect depositors and the federal deposit insurance funds, and not for the protection of shareholders. The following discussion summarizes certain aspects of the banking laws and regulations that affect the Company and Coast Bank. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in state legislatures, and before the various banking agencies. The likelihood and timing of any changes, and the impact that such changes might have on the Company or Coast Bank, are impossible to predict with any certainty. A change in the applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or the courts, may have a material impact on the business or prospects of the Company or Coast Bank.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

Bank Holding Company Regulation

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to the regulation and supervision of, and inspection by, the FRB. The Company also is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. In the past, the BHCA limited the activities of bank holding companies and their subsidiaries to activities which were limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determined to be so closely related to banking or managing or controlling banks as to be properly incident thereto. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”) which is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are “financial in nature” if all of their subsidiary depository institutions are well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed briefly below).

In this regard, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies, such as the Company, are required to obtain prior approval of the FRB to engage in any new activity not previously approved by the FRB.

The BHCA also requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would result in a monopoly, or which would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors when reviewing acquisitions or mergers. As described in greater detail below, pursuant to the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the “Interstate Banking and Branching Act”) passed by Congress in 1994, a bank holding company is permitted to acquire banks in states other than its home state. See “Bank Holding Company Regulation—Interstate Banking and Branching” below for additional information.

Safety and Soundness and Similar Regulations. Under a policy of the FRB with respect to bank holding company operations, a bank holding company is required to serve as a source of financial strength to its subsidiary depository institutions and to commit all available resources to support such institutions in circumstances where it might not do so absent such policy. Although this “source of strength” policy has been challenged in litigation, the FRB continues to take the position that it has authority to enforce it. The FRB under the BHCA also has cease and desist authority pursuant to which it may require a bank holding company to terminate any activity or to relinquish control of a non-bank subsidiary (other than a non-bank subsidiary of a bank) upon the FRB’s determination that such activity or control constitutes a serious risk to the financial soundness and stability of any bank subsidiary of the bank holding company.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. See “— Capital Adequacy Guidelines.”

In addition, the “cross-guarantee” provisions of the FDICIA require insured depository institutions which are under common control to reimburse the FDIC for any loss suffered by the Bank Insurance Fund (“BIF”) of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Accordingly, the cross-guarantee provisions enable the FDIC to access a bank holding company’s healthy members of BIF of the FDIC. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the BIF. The FDIC’s claims are superior to claims of stockholders of the insured depository institution or its holding company but are subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

The FRB and the FDIC collectively have extensive enforcement authority over commercial banks. This authority has been enhanced substantially by the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) and the FDICIA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders, to initiate injunctive actions, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the federal banking agencies. FIRREA significantly increased the amount of and the grounds for civil money penalties and generally requires public disclosure of final enforcement actions.

Interstate Banking and Branching. Prior to the Interstate Banking and Branching Act, the BHCA prohibited the FRB from approving a bank holding company’s application to acquire a bank or a bank holding company located outside the state in which the operations of its banking subsidiaries are principally conducted, unless such acquisition is specifically authorized by statute of the state in which the bank or bank holding company to be acquired is located. The Interstate Banking and Branching Act significantly altered interstate banking rules. Under the Interstate Banking and Branching Act, regardless of any previously applicable state law, bank holding companies which meet specified capital and management adequacy standards are eligible to acquire banks in states other than their home states, but will need to retain a separate bank charter in each state where subsidiaries conduct banking business. Further, the Interstate Banking and Branching Act authorizes adequately capitalized and managed banks to cross state lines to merge with other banks, thereby creating interstate branches, subject to individual state’s adoption of various nondiscriminatory opt-in and opt-out provisions.

Under Florida law, the Florida Interstate Banking Act provides that bank holding companies located in any state that meet certain prescribed criteria are permitted to acquire Florida bank holding companies or banks which have been in existence and continuously operated as a bank for more than three years, subject to the prior approval of the Florida Department and certain limitations. Further, under the Florida Interstate Branching Act, an out-of-state bank or bank holding company can establish a branch in Florida by acquiring or merging with an existing Florida bank which has been operating continuously for at least three years.

Bank Regulation

General. Coast Bank, a Florida state-chartered banking corporation, is a general commercial bank, the deposits of which are insured by BIF and, as such, is subject to the primary supervision, examination, and regulation by the Florida Department and the FDIC. It is not a member bank of the Federal Reserve System.

As a state-chartered commercial bank, Coast Bank is subject to the applicable provisions of Florida law and the regulations adopted by the Florida Department. Coast Bank must file various reports with, and is subject to periodic examinations by, the Florida Department and the FDIC. Florida law and the Florida Department regulate (in conjunction with applicable federal laws and regulations), among other things, Coast Bank’s capital, permissible activities, reserves, investments, lending authority, branching, the issuance of securities, payment of dividends, transactions with affiliated parties, and borrowing.

The FDIC insures the deposits of Coast Bank to the current maximum allowed by law. Applicable statutes and regulations administered by the FDIC also relate to required reserves against deposits, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of Coast Bank’s operations.

Transactions with Affiliates. There are various legal restrictions on the extent to which the Company and any non-bank subsidiaries affiliated with Coast Bank can borrow or otherwise obtain credit from Coast Bank. There also are legal restrictions on Coast Bank’s purchase of or investments in the securities of, and purchase of assets from, the Company and of its non-bank subsidiaries, on loans or extensions of credit by a bank to third parties collateralized by the securities or obligations of the Company and any of its non-bank subsidiaries, on the issuance of guaranties, acceptances and letters of credit on behalf of the Company and any of its non-bank subsidiaries, and with respect to which the Company and its non-bank subsidiaries, act as agent, participate or have a financial interest. Subject to certain limited exceptions, under Florida banking law Coast Bank may not extend credit to the Company or to any other affiliate in an amount which exceeds 10% of Coast Bank’s capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount, and quality of collateral which must secure such extensions of credit transactions between Coast Bank and such affiliates, and such transactions must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to Coast Bank as those prevailing at the time for comparable transactions with non-affiliated companies.

Further, the Company and Coast Bank are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. For example, Coast Bank may not generally require a customer to obtain other services from Coast Bank or the Company, and may not require the customer to promise not to obtain other services from a competitor, as a condition to an extension of credit.

Coast Bank also is subject to certain restrictions imposed by the Federal Reserve Act and the FDICIA on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (a) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than those prevailing at the time for comparable transactions with persons not covered above and who are not employees and (b) must not involve more than the normal risk of repayment or present other unfavorable features. Coast Bank also is subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on Coast Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of Coast Bank or the imposition of a cease and desist order.

Dividend Restrictions and Transfers of Funds

The primary source of funds of the Company will likely be from dividends, if any, paid by Coast Bank. Under various banking laws, the declaration and payment of dividends by a state banking institution is subject to certain restrictions, including those relating to the amount and frequency of such dividends. Under the FDICIA, an insured depository institution is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards described below.

If, in the opinion of the applicable federal bank regulatory authority, a depository institution or holding company is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution or holding company, could include the payment of dividends), such authority may require, after notice and hearing (except in the case of an emergency proceeding where there is no notice or hearing), that such institution or holding company cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be such an unsafe and unsound banking practice. Moreover, the FDIC has issued policy statements which provide that bank holding companies and insured depository institutions generally should only pay dividends out of current operating earnings.

In addition, Florida banking law places certain restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to the Florida Banking Code, the board of directors of state-chartered banks, after charging off bad debts, depreciation, and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semiannually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Department, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until the fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (a) its net income from the current year combined with the retained net income from the preceding two years is a loss, or (b) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Department or a federal regulatory agency.

Capital Adequacy Guidelines

Minimum Capital Requirements. The federal banking agencies have adopted substantially similar risk-based capital guidelines for bank holding companies and banks under their supervision. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines, assets and off-balance sheet items are assigned to broad risk categories each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum limits, whether because of its financial condition or actual or anticipated growth. FRB policy also provides that banking organizations generally, and in particular those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially in excess of the minimum supervisory levels, without significant reliance on intangible assets.

These risk-based capital guidelines define a two-tier capital framework. Under these regulations, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as stand-by letters of credit) is 8%. At least one-half of the total capital must be “Tier 1 Capital,” consisting of common stockholders’ equity, retained earnings, qualifying non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock and minority interests in the equity account of consolidated subsidiaries, less certain goodwill items and other intangible assets (i.e., at least 4% of the risk weighted assets). The remainder (“Tier 2 Capital”) may consist of (a) the allowance for loan losses of up to 1.25% of risk-weighted risk assets, (b) preferred stock that does not qualify as Tier 1 Capital, (c) qualifying hybrid capital instruments, (d) perpetual debt, (e) mandatory convertible securities, and (f) subordinated debt and intermediate term-preferred stock up to 50% of Tier 1 capital. Total “risk-based capital” is the sum of Tier 1 and Tier 2 capital less reciprocal holdings of other banking organizations’ capital instruments and investments in unconsolidated subsidiaries and any other deductions as determined on a case by case basis or as a matter of policy after formal rule making.

In computing total risk-weighted assets, an institution’s assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans will be assigned to the 100% risk category, except for first mortgage loans fully collateralized by residential property which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. treasury or obligations backed by the full faith and credit of the U.S. Government, which have a 0% risk-weight. In converting off-balance sheet items, direct credit substitutes including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity or more than one year) have a 50% conversion factor. Short term or trade letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

Federal banking agencies also have adopted regulations which require regulators to take into consideration concentrations of audit risk and risks from non-traditional activities, as well as an institution’s ability to manage those risks. This evaluation will be made as part of the institution’s regular safety and soundness examination. In addition, pursuant to the requirements of the FDICIA, federal banking agencies all have adopted regulations requiring regulators to consider interest rate risk (when interest rate sensitivity of an institution’s assets does not match its liabilities or its off-balance sheet position) in the evaluation of a bank’s capital adequacy. Concurrently, the federal banking agencies have prepared a new methodology for evaluating interest rate risk.

Classification of Banking Institutions. Among other things, the FDICIA provides federal banking agencies with broad powers to take “prompt corrective action” with respect to depository institutions that do not meet minimum capital requirements. The extent of those powers depends upon whether the institutions in question are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.” A depository institution’s capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure, and certain other factors.

The federal regulatory agencies have adapted regulations establishing relevant capital measures and relevant capital levels. Under these regulations, a bank will be considered:

•	“Well capitalized” if it has (a) a total risk-based capital ratio of 10% or greater, (b) a Tier 1 risk-based capital ratio of 6% or greater, (c) a leverage ratio of 5% or greater, and (d) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure.

•	“Adequately capitalized” if it has (a) a total risk-based capital ratio of 8% or greater, (b) a Tier 1 risk-based capital ratio of 4% of greater, and (c) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1).

•	“Undercapitalized” if it has (a) a total risk-based capital ratio of less than 8%, (b) a Tier 1 risk-based capital ratio of less than 4%, or (c) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1);

•	“Significantly undercapitalized” if the bank has (a) a total risk-based capital ratio of less than 6%, or (b) a Tier 1 risk-based capital ratio of less than 3%, or (c) a leverage ratio of less than 3%; and

•	“Critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%.

Under certain circumstances, a depository institution’s primary federal regulatory agency may use its authority to reclassify a “well classified” bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and not have corrected the deficiency. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. Generally, failing to maintain the status of a “well capitalized” or “adequately capitalized” depository institution subject the institution to restrictions and limitations on its business that became progressively more severe as capital levels decrease. At December 31, 2003, Coast Bank met the definition of a “well capitalized” institution.

A bank is prohibited from making any capital distribution (including the payment of a dividend) or paying a management fee to its holding company if the bank would thereafter be “under capitalized”. Limitations exist for “under capitalized” depository institutions regarding, among other things, asset growth, acquisitions, branching, new lines of business, acceptance of broker deposits and borrowings from the Federal Reserve System. These institutions also are required to submit a capital instruction plan that includes a guarantee from the institution’s holding company. “Significantly under capitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient quantity of voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. The appointment of a receiver or conservator may be required for “critically under capitalized” institutions.

Community Reinvestment Act

Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”) and the regulations promulgated thereunder by the appropriate bank regulatory agency. Under the terms of the CRA, a state bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a national bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Further, such assessment also is required of any state bank that, among other things, has applied to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or a bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application.

Pursuant to current CRA regulations, an institution’s CRA rating is based on its actual performance in meeting community needs. In particular, the rating system focuses on three tests: (a) a lending test, which evaluates the institution’s record of making loans in its service areas; (b) an investment test, which evaluates the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and business; and (c) a service test, which evaluates the institution’s delivery of services through its branches, ATMs, and other offices. The current CRA regulations also clarify how an institution’s CRA performance will be considered in the application process. Coast Bank’s CRA rating as of February 2002, the most recent rating record, was “satisfactory”.

Brokered Deposits

Only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval. Under implementing regulations, “well capitalized” banks may accept brokered deposits without restriction, “adequately capitalized” banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while “undercapitalized” banks may not accept brokered deposits. At December 31, 2003, we did not have any brokered deposits.

Customer Protection

Coast Bank also is subject to various consumer laws and regulations intended to protect customers in transactions with depository institutions, as well as other laws and regulations affecting customers of financial institutions generally. Such laws and regulations include, among other things, state usury laws, laws relating to fiduciaries, consumer credit and equal credit, and fair credit reporting. These laws and regulations mandate various disclosure requirements and substantively regulate the regulate the manner in which financial institutions must deal with their customers. Coast Bank must comply with numerous regulations in this regard and are subject to periodic examinations with respect to their compliance with these requirements.

FDIC Insurance Premiums

Coast Bank is required to pay semiannual FDIC deposit insurance assessments. Under the FDIC’s risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and $0.27 per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Each financial institution is assigned to one of three capital groups - well capitalized, adequately capitalized or undercapitalized - and further assigned to one of three subgroups - within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state supervisors and other information relevant to the institution’s financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution (and any applicable refund) will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

Gramm-Leach-Bliley Act

The GLB Act, enacted in 1999, amended and repealed portions of the Glass-Steagall Act and other federal laws restricting the ability of bank holding companies, securities firms, and insurance companies to affiliate with each other and enter into new lines of business. The GLB Act established a comprehensive framework to permit financial companies to expand their activities, including through affiliations, and to modify the federal regulatory structure governing some financial services activities. The increased authority of financial firms to broaden the type of financial services that they may offer to customers and to affiliates with other types of financial services companies may lead to further consolidation in the financial services industry. However, it also may lead to additional competition in the markets in which we operate by allowing new entrants into various segments of those markets that were not the traditional competitors in these segments. Furthermore, the authority granted by the GLB Act may encourage the growth of larger competitors.

With respect to bank securities activities, the GLB Act repeals the exemption from the definition of “broker” previously afforded to banks and replaces it with a set of limited exemptions that permits certain activities which have been performed historically by banks to continue. Further, the GLB Act amends the securities laws to include banks within the general definition of dealer.

In addition, the GLB Act imposes new regulations on financial institutions with respect to customer privacy. The GLB generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to provide written disclosure of their privacy policies to customers at the time the banking relationship is formed and annually thereafter. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the GLB Act. The privacy provisions became effective in July 2001.

The GLB Act contains a variety of other provisions including a prohibition against ATM surcharges unless the customer has first been provided notice of the imposition and amount of the fee. The GLB Act reduces the frequency of CRA examinations for smaller institutions and imposes certain reporting requirements on depository institutions that make payments to non-governmental entities in connection with the CRA.

USA Patriot Act

The USA Patriot Act of 2001 (the “USA Patriot Act”) was adopted by the U.S. Congress on October 26, 2001 in response to the September 11, 2001 terrorist attacks in New York, Pennsylvania, and Washington, D.C. The USA Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. Under the USA Patriot Act, FDIC insured banks and commercial banks will be required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires banks to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts.

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”). The Sarbanes-Oxley Act imposes a myriad of corporate governance and accounting measures designed to ensure that the stockholders of corporate America are treated fairly and have full and accurate information about the public companies in which they invest. All public companies, including companies that file periodic reports with the SEC are affected by the Sarbanes-Oxley Act. Following this offering, the Company is expected to be subject to the provisions of Sarbanes-Oxley Act.

Certain provisions of Sarbanes-Oxley became effective immediately, while other provisions will become effective as the SEC adopted rules to implement those provisions. Some of the principal provisions of the Sarbanes-Oxley Act include:

•	the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

•	auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients ;

•	additional corporate governance and responsibility measures which (a) require the chief executive officer and chief financial officer to certify financial statements and to forfeit salary and bonuses in certain situations, and (b) protect whistleblowers and informants;

•	expansion of the audit committee’s authority and responsibility by requiring that the audit committee (a) have direct control of the outside auditor, (b) be able to hire and fire the auditor, and (c) approve all non-audit services;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	enhanced penalties for fraud and other violations.

The Sarbanes-Oxley Act is expected to increase the administrative costs and burdens of doing business for public companies.

Monetary Policy And Economic Control

The commercial banking business is affected not only by legislation, regulatory policies, and general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the “discount window,” open market operations, the imposition of changes in reserve requirements against members banks’ deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of these agencies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the United States Government. Future monetary policies and the effect of such policies on the future business and earnings of Coast Bank cannot be predicted.

Industry Restructuring

For well over a decade, the banking industry has been undergoing a restructuring process which is anticipated to continue. The restructuring has been caused by product and technological innovations in the financial services industry, deregulation of interest rates, and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barriers to intrastate and interstate banking and the gradual expansion of investment and lending authorities for bank institutions.

Members of Congress and the administration may consider additional legislation designed to institute reforms to promote the viability of the industry. Such legislation could revise the federal regulatory structure for insured depository institutions; others could affect the nature of products, services, and activities that bank holding companies and their subsidiaries may offer or engage in, and the types of entities that may control depository institutions. There can be no assurance as to whether or in what form any such future legislation might be enacted, or what impact such legislation might have upon the Company or Coast Bank.

Employees

At December 31, 2003, the Company and Coast Bank (and its subsidiary) together employed 104 full-time and 3 part-time employees. None of these employees is covered by a collective bargaining agreement and we believe that our employee relations are good.

Statistical Disclosures Required by Industry Guide 3

The statistical information contained in Item 6 of this Form 10-KSB, “Management’s Discussion and Analysis or Plan of Operation” is incorporated herein by reference.

Forward-Looking Statements

This Annual Report on Form 10-KSB (including the exhibits hereto), contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.” In addition, the Company may from time to time make such written or oral “forward-looking statements” in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to shareholders, and in other communications made by or with the approval of the Company.

These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside the control of the Company) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements.

Potential risks, uncertainties, and other factors which could cause the Company’s financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

•	general economic conditions, either nationally or in Florida, may be less favorable than expected, resulting in, among other things, a deterioration of credit quality or in a decreased demand for the our products or services;

•	the success or failure of our efforts to implement our business strategy or to attract and retain quality employees;

•	changes in the interest rate environment which could reduce our margins and increase defaults in our loan portfolio, including those described under “ Management’s Discussion and Analysis or Plan of Operation – Asset/Liability Management,” and “– Market Risks.”

•	a significant increase in competitive pressures in the banking and financial services industry and, more particularly, a significant increase in competition in the Company’s market areas as described under “Business – Competition”;

•	the adequacy of the allowance for loan losses and Coast Bank’s asset quality, including those matters described in “Management’s Discussion and Analysis or Plan of Operation—Allowance for Loan Losses,” and “—Loan Classification”;

•	changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;

•	changes in political conditions or in the legislative or regulatory environment that adversely affects the businesses in which we are engaged, including the impact of any changes in laws and regulations relating to banking, securities, taxes, and insurance;

•	the ability to increase market share and to control expenses, and changes in consumer spending, borrowing, and saving habits;

•	changes in technology;

•	changes in trade, tax, monetary, or fiscal policies, including the interest rate policies of the FRB;

•	money market and monetary fluctuations, and changes in inflation or in the securities markets;

•	future acquisitions and the integration of acquired businesses and assets;

•	changes in the Company’s organizational structure and in its compensation and benefit plans, including those necessitated by pressures in the labor market for attracting and retaining qualified personnel;

•	unanticipated litigation, regulatory, or other judicial proceedings;

•	the success of the Company at managing the risks involved in the foregoing; and

•	other one-time events, risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

Such forward-looking statements speak only to the date that such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Company’s results are strongly influenced by general economic conditions in its market areas on the west coast of central Florida. A deterioration in these conditions could have a material adverse effect on the quality of Coast Bank’s loan portfolio and the demand for its products and services. In particular, changes in the real estate or service industries, or a slow-down in population growth may adversely impact the Company’s performance. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Asset/Liability Management,” “—Market Risk,” “—Loan Classification,” and “—Allowance for Loan Losses.”

All forward-looking statements presume a continuation of the existing regulatory environment and monetary policy. The banking industry is subject to extensive state and federal regulation, and significant new laws or regulations, or changes in or repeals of existing laws or regulations may cause results of the Company to differ materially. Further federal monetary policy, particularly as implemented by the FRB, significantly affect credit conditions for Coast Bank and its customers. Such changes could adversely impact the Company’s financial results. In addition, the newly enacted Sarbanes-Oxley Act of 2002 and the numerous rulemaking initiatives adopted or proposed in connection therewith or in reaction thereto has significantly increased the regulatory burdens of publicly held corporations. Accordingly, the cost of compliance with, and the personnel necessary to satisfy the obligations imposed by, these regulatory initiatives may divert resources from our core business operations and may adversely affect our profitability. See “Item 1. Business – Supervision and Regulation.”

A significant source of risks arise from the possibility that losses will be sustained because borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. Coast Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize the risks in assessing the likelihood of nonperformance, tracking loan performance, and diversifying the Bank’s loan portfolio. However, such policies may not prevent unexpected losses that could adversely affect the Company’s results and the allowance for loan losses may not be adequate in all instances. See “Item 6. Management’s Discussion and Analysis or Plan of Operation – Asset/Liability Management,” “—Market Risk,” “—Loan Classification,” and “—Allowance for Loan Losses.” Further, certain types of lending relationships carry greater risks of nonperformance and collectability, such as commercial and consumer loans. For a discussion of the risks associated with such lending relationships, see “Item 1. Business – Lending Activities.”

ITEM 2. DESCRIPTION OF PROPERTY

The executive and administrative offices of the Company and Coast Bank are located at 2412 Cortez Road West, Bradenton, Florida 34207 and consist of approximately 7,900 square feet on one floor, containing a lobby, executive and customer service offices, teller stations, safe deposit booths, and related non vault area and vault operations. A drive through facility and adequate paved parking also is on the premises. Coast Bank owns the building and leases the property on which it is situated. Under the terms of the ground lease, which expires on October 31, 2007, the ground lease may be renewed at Coast Bank’s option for 5 consecutive 10-year periods and one consecutive 14-year period (in the event all five 10-year renewal options have been exercised). The annual rental payments under the lease are approximately $16,095 through October 31, 2007. On November 1, 2007, and on each fifth anniversary thereafter, the annual rental payments increase by 4%. Management believes that this banking facility has sufficient parking for its customers as well as visibility from highly traveled thoroughfares.

Coast Bank acquired additional administrative office space during 2002 to support continued growth. The additional facility consists of approximately 10,000 square feet on one floor and is located at 6205 Cortez Road West, Bradenton, Florida 34210 (“Operations Center”). This facility serves as Coast Bank’s primary operations center and contains Coast Bank’s executive and administrative office for support staff and the residential lending department. Coast Bank owns the building and underlying property.

In addition to the branch offices located at our executive and administration offices, we have five additional branch locations, as set forth below.

Branch Location	Approximate Square Feet	Opened	Ownership
7051 Manatee Avenue Bradenton, Florida	6,000	2002	Fee Simple

5390 Gulf of Mexico Drive Longboat Key, Florida	2,150	2002	Lease (1)

995 N. Haben Blvd. Palmetto, Florida	3,000	2003	Fee Simple

9819 Cortez Road West Bradenton, Florida	3,000	2004	Fee Simple

415 – 53rd Avenue Bradenton, Florida	2,500	2004	Fee Simple

(1)	The Longboat Key branch is subject to a five-year lease which was assumed by Coast Bank. Under this lease our annual base rent is $41,600. This lease expires on November 30, 2005 and may be renewed for two additional five-year terms.

In addition to the above branches, we have acquired or are in the process of acquiring, three additional sites to be used for branch offices. On January 13, 2004, we entered into an agreement to purchase a six-story office building in downtown Bradenton, Florida, for a purchase price of approximately $6.8 million. Assuming the purchase of the building is completed, we intend to open a branch in the space to be vacated by Republic Bank by the end of the second quarter of 2004. We also would move our main office and operations center to this building and would expect to lease the remaining portions of the building to third parties. The second site, located on State Road 70, Bradenton, Florida, consists of vacant land. It is anticipated, subject to regulatory approval, that a branch can be constructed and opened at this location by late-2004. The third site is located in Parrish, Florida and the anticipated opening, subject to regulatory approval, is scheduled for 2005.

Management believes that each of its banking locations provide sufficient parking for its customers as well as visibility from highly traveled thoroughfares.

ITEM 3. LEGAL PROCEEDINGS

The Company and Coast Bank is periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, foreclose on loan defaults, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any proceeding threatened or pending against the Company or Coast Bank which, if determined adversely, would have a material effect on the business, results of operations, cash flows, or financial position of the Company or Coast Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security-holders during the fourth quarter of its fiscal year ended December 31, 2003.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, and position of each executive officer of the Company and Coast Bank are set forth below, together with such officer’s business experience during the past five years.

Name	Age	Position with the Company or Coast Bank
Brian P. Peters	41	President and Chief Executive Officer of the Company and Coast Bank
Philip W. Coon	50	Executive Vice President/Residential Lending Manager of Coast Bank
Tyrone Shinn	45	Executive Vice President/Senior Lending Manager of Coast Bank
Anne V. Lee	45	Executive Vice President/Retail Banking Manager of Coast Bank
Brian F. Grimes	41	Chief Financial Officer of the Company and Coast Bank and Executive Vice President and Secretary of the Company

Executive Officers

The executive officers of the Company and Coast Bank, their ages, and their offices with the Company and Coast Bank are set forth below. Officers are elected annually by the respective Boards of Directors of the Company and Coast Bank to hold office until the earlier of their death, resignation, or removal.

Brian P. Peters has been the Chief Financial Officer of the Company since its inception and has served as Executive Vice President and Chief Financial Officer of Coast Bank since June 2002. From 1997 to

2002, Mr. Peters served as Senior Vice President and Controller for Republic Bank, St. Petersburg, Florida and from 1995 to 1997 he served as Chief Financial Officer of American Bancshares, Inc., and as Senior Vice President and Chief Financial Officer of American Bank, Bradenton, Florida, the wholly-owned banking subsidiary of American Bancshares, Inc. Mr. Peters received his MBA from Regis University, Denver, Colorado and his B.A. from Eckerd College, St. Petersburg, Florida. He is a member of the Institute of Management Accountants and has in excess of 20 years experience in banking.

Philip W. Coon has served as Coast Bank’s Executive Vice President/Residential Lending Manager since April 2000. In this role, Mr. Coon is responsible for real estate lending. Prior to joining Coast Bank, Mr. Coon served as the Senior Vice President for the Mortgage Banking Division of American Bank, Bradenton, Florida from April 1994 to April 2000.

Brian F. Grimes has served as the Chief Financial Officer of the Company since February 2004, Executive Vice President and Chief Financial Officer of Coast Bank since December 2003, and Senior Vice President and Controller of Coast from March 2003 to December 2003. From 1998 to 2003, Mr. Grimes served as Senior Vice President and Treasurer of Republic Bank, St. Petersburg, Florida. Mr. Grimes received his Bachelor of Science degree in Finance from the University of South Florida.

Anne V. Lee has served as Executive Vice President/Retail Banking Manager for Coast Bank since August 2003 and as Coast Bank’s Senior Vice President/Retail Banking Manager from March 2003 to August 2003. In these capacities at Coast Bank, Ms. Lee has been and is responsible for overseeing the branches and branch administration, business development, retail operations, marketing, training and item processing. Ms. Lee brings over 25 years of retail and operational banking experience to Coast Bank. From December 1997 until March 2001, Ms. Lee served as Senior Vice President, Support Services Manager for Republic Bank, St. Petersburg, Florida. Ms. Lee then joined FloridaFirst Bank in Lakeland, Florida in March 2001 as Retail Banking Service and Support Manager and continued in that position until joining Coast Bank in March 2003.

Tyrone L. Shinn has served as Executive Vice President/Senior Lending Manager of Coast Bank since December 2003. In this role, Mr. Shinn is responsible for overseeing Coast Bank’s commercial loan operations. Mr. Shinn brings over 23 years of banking experience to Coast Bank. From June 1999 to November 2003, Mr. Shinn served as Vice President, Lending for Northern Trust Bank of Florida in Bradenton. From 1993 to 1999, Mr. Shinn served as Senior Vice President and Osceola County Executive of Colonial Bank where he was responsible for three offices is Kissimmee, Florida and providing input to the due diligence team with respect to the loan portfolios of bank acquisition targets.

There is no family relationship between any of the directors or executive officers of the Company.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

On November 5, 2003, our Common Stock commenced trading on the Nasdaq SmallCap Market under the symbol “CFHI.” At the close of business on February 27, 2004, there were 3,741,450 outstanding shares of Common Stock which were held by approximately 1,200 shareholders of record.

The following table sets forth the high and low closing sales prices for the Common Stock as quoted by Nasdaq SmallCap Market for the periods indicated:

	High	Low
Year Ended December 31, 2003:
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$14.99	$13.15

Year Ended December 31, 2004:
First Quarter (through February 27, 2004)	$14.10	$13.00

The quotations in the above table reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. On February 27, 2004, the last reported sale price of the Common Stock as quoted by Nasdaq SmallCap Market was $13.85 per share.

Holders of the Company’s Common Stock are entitled to receive dividends when and if declared by its Board of Directors out of funds legally available therefor. The Company however, has never declared any cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future.

The Company is a legal entity separate and distinct from Coast Bank and its revenues are derived principally from Coast Bank. Accordingly, the ability of the Company to pay cash dividends on its Common Stock in the future generally will be largely dependent upon the earnings of Coast Bank and the ability of Coast Bank to pay dividends to the Company. Coast Bank, as a Florida state chartered bank, is subject to certain legal restrictions on the amount of dividends it is permitted to pay. The amount of cash dividends that may be paid is based on Coast Bank’s net profits during the current year combined with Coast Bank’s retained net profits of the preceding two years, as defined by the Florida Department. At December 31, 2003, Coast Bank was unable to make payments of cash dividends to the Company.

The payment of dividends by Coast Bank is subject to a determination by Coast Bank’s Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations, Coast Bank’s results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of Coast Bank to pay dividends to the Company. The Florida Department of Banking, which regulates Coast Bank, not only has established certain financial and capital requirements that affect the ability of Coast Bank to pay dividends, but it also has the general authority to prohibit Coast Bank from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of Coast Bank, the payment of cash dividends could be deemed to constitute such an unsafe or unsound practice. See “Item 1. Business - Supervision and Regulation — Bank Regulation.”

ITEM	6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies

We believe that the determination of the allowance for loan losses represents a critical accounting policy. The allowance for loan losses is maintained at a level management considers to be adequate to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on our review of the historical loan loss experience and such factors which, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriate allowance level consists of several key elements described below.

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, and available legal options. Included in the review of individual loans are those that are impaired as provided in Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended. Any specific reserves for impaired loans are measured based on the fair market value of the underlying collateral. We evaluate the collectibility of both principal and interest when assessing the need for a special reserve. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

Homogenous loans, such as installment and residential mortgage loans, are not individually reviewed by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions or loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and our internal credit review function.

An unallocated reserve is maintained to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans.

Specific reserves on individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience.

Based on the procedures discussed above, management believes that allowance for loan losses were adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2003. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgment and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy changes, collateral values change, reserve factors change, or the nature and volume of problem loans change, we may need to adjust its provision for loan losses. Material additions to our provision for loan losses would result in a decrease in net earnings and capital.

General

We are a recently formed bank holding company and our principal asset is our ownership of Coast Bank. Accordingly, our results of operations is primarily dependent on the results of the operations of Coast Bank which we did not acquire until April 15, 2003.

Coast Bank also has a limited operating history. Coast Bank commenced the initial offering of its common stock in September 1999 to raise the funds necessary to commence operations. After raising gross proceeds of approximately $6.0 million, the offering closed on March 28, 2000 and banking operations began in April 2000. In February 2001, Coast Bank commenced an offering of its Series A Preferred Shares which closed in June 2001, yielding gross proceeds of approximately $6.0 million. In May 2002, Coast Bank called for redemption of its outstanding warrants and offered and sold additional shares of its common stock (collectively, the “Warrant Offering”). The Warrant Offering closed in July 2002 and Coast Bank received gross proceeds of approximately $7.4 million. All of such proceeds generated from the sales of Coast Bank’s stock were used to support its continued growth and expansion of its operations.

Through Coast Bank, we conduct a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of loans for commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). We have experienced substantial growth in our loan portfolio and deposits since inception. Our profitability will depend in part on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid on these balances.

Net interest income will be dependent upon our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. When interest-bearing assets approximate or exceed interest-bearing liabilities, any increase in interest rates generally will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demands.

Additionally, our profitability will be affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts and other fees and income from the sale of loans, servicing rights, and investment securities. Noninterest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, expenses of opening a branch office or offices, and other operating expenses. Because we are a recently formed banking institution, significant noninterest expenses have been incurred in connection with our organization and the costs associated with start-up activities.

This Management’s Discussion and Analysis or Plan of Operation discusses on a consolidated basis, material changes (i) in the financial condition of the Company from December 31, 2002 to December 31, 2003 and from December 31, 2001 to December 31, 2002, and (ii) in the results of operations with respect to the year ended December 31, 2003 compared to the year ended December 31, 2002, and the year ended December 31, 2002 compared to the year ended December 31, 2001. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations. For purposes of this discussion, references to the Company relate to the Company and Coast Bank on a consolidated basis after April 15, 2003, and to Coast Bank prior to April 15, 2003. You should read this discussion together with your review of our consolidated financial statements and the related notes and other statistical information contained in this prospectus.

Results of Operations

Comparison of Years Ended December 31, 2003 and 2002

General. For the year ended December 31, 2003, we reported net losses of approximately $1,625,000, before the payment of a cash dividend of approximately $105,000 and cash paid of approximately $770,000 to convert preferred stockholders to common stock of our Series A Preferred Shares. As a result of our these payments, a net loss of approximately $2,500,000 was applicable to our common shareholders, or basic and diluted loss per share applicable to common shareholders of $1.46, as compared to a net loss of $691,000, or basic and diluted loss per share of $.66 for the year ended December 31, 2002. The increase in the net loss is primarily attributable to an increase in the provision for loan losses of $2.1 million.

Our total assets at December 31, 2003 were approximately $263.9 million, an increase of $88.0 million or approximately 50.0% from December 31, 2002. The majority of the increase was due to a $87.1 million increase in loans. Asset growth was funded by a $59.6 million increase in deposits, a $4.0 million increase in repurchase agreements with customers and net proceeds from the common stock offering of $20.2 million.

Our net loans at December 31, 2003 totaled approximately $214.2 million net, or approximately 81.2% of the total assets. Of the total, portfolio loans consisted of approximately $30.3 million in commercial loans, approximately $55.5 million in commercial real estate loans, approximately $93.4 million in residential real estate loans, and approximately $36.7 million in installment and other loans, net of deferred costs and allowance for loan losses of approximately $1.7 million. The allowance for loan losses increased from $1.4 million at December 31, 2002 to $3.2 million at December 31, 2003. The allowance for loan losses at December 31, 2003 was 1.47% of portfolio loans.

Net Interest Income. Net interest income, which constitutes the principal source of income for Coast Bank, is the difference between interest earned on its interest-earning assets and the interest accrued on interest-bearing liabilities. The principal interest-earning assets are loans, investment securities, and short-term investments. Interest-bearing liabilities primarily consist of customer deposits (such as interest paying checking accounts or NOW accounts, retail savings deposits, money market accounts, and time deposits), repurchase agreements, and FHLB advances. Funds attracted by these interest-bearing liabilities are invested by Coast Bank in interest-earning assets. Accordingly, net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

Total interest income for the year ended December 31, 2003 and 2002 was approximately $12.1 million and $8.8 million, respectively, on average outstanding balances of interest earning assets of approximately $199.6 million and $131.2 million, respectively. This increase was due primarily to a $3.3 million increase in interest income from loans resulting from a $61.0 million increase in the average loan balance which was partially offset by a decrease in the weighted average yield earned in 2003 to 6.73% from 7.51% in 2002.

Total interest expense for the year ended December 31, 2003 and 2002 was approximately $5.6 million and $4.6 million, respectively. The increase was due primarily to a $53.4 million increase in average interest bearing deposits. The average cost of all interest-bearing liabilities for the year ended December 31, 2003 and 2002 was 3.19% and 4.00%, respectively.

Provision for Loan Losses. The provision for loan losses was $2,934,000 for the year ended December 31, 2003 compared to $835,000 for the year ended December 31, 2002. The provision increased due to loan review all commercial loans greater than $100,000 that are not secured by real estate. As a result of the loan portfolio review, a number of loans were kept on the watch list and the reserve allocation was increased based on recent factors affecting the applicable credits. In addition, some loans not on the watch list were downgraded and their respective reserve allocation increased by an applicable amount.

In addition to the tighter loan quality standards, two different borrowers defaulted in late November on loans totaling approximately $780,000. The first borrower, a used car dealership, defaulted on a $560,000 commercial business loan issued as working capital and a floor plan loan with a remaining balance of approximately $100,000. This loan relationship was on the watch list but was current through October 31, 2003. The second borrower, with total borrowings of approximately $120,000, had never been on the watch list and was not delinquent at the time of the default. No recovery is expected with the first relationship and only minimal recovery on the second relationship.

At December 31, 2003 and 2002, we had total net portfolio loans of approximately $214.2 million and approximately $116.2 million, respectively. Allowance for loan losses was approximately $3.2 million and $1.4 at December 31, 2003 and 2002, respectively, representing 1.47% and 1.16% of total net loans at the end of each period.

Noninterest Income. Noninterest income for the year ended December 31, 2003 and 2002 was approximately $2.6 million and $2.3 million, respectively. The increase in noninterest income for the year ended December 31, 2003 primarily was due to an increase from gains on the sale of loans, which represents an increase of $352,000 from the period ended December 31, 2002. The increase in gain on sale of loans in 2003, when compared to the year ended December 31, 2002, was due to an increase in loans sold. In addition, asset management fees increased over the same period by $193,000 due to an increase in asset management accounts. This increase was partially offset by a decrease in gains recognized on the sale of securities available for sale of $57,000 and a decrease in net loan servicing fees of $244,000.

Noninterest Expense. Noninterest expense for the year ended December 31, 2003 and 2002 was approximately $8.7 million and $6.8 million, respectively. The largest components, related to salaries and employee benefits, were approximately 57.1% and 44.4%, respectively, of such noninterest expenses for the years ended December 31, 2003 and 2002. The increase in noninterest expense in 2003 was due primarily to salaries and employee benefits and occupancy expenses due to the opening of two branch offices and the hiring of employees to support the overall growth of Coast Bank.

Income Tax Benefit. The income tax benefit for the year ended December 31, 2003 was $956,000 compared to an income tax benefit of $413,000 for the year ended December 31, 2002.

Comparison of Years Ended December 31, 2002 and 2001

General. For the year ended December 31, 2002, we reported a net loss of approximately $691,000, or basic and diluted loss per share of $0.66, as compared to a net loss of $477,000, or basic and diluted loss per share of $0.68 for the period ended December 31, 2001. Our loss in 2002 was primarily the result of a $744,000 after-tax loss incurred on the impaired securities. These impaired securities consist of certain asset-backed securities held for sale that we acquired pursuant to a brokerage arrangement with a third-party brokerage firm. Upon inquiry made by Coast Bank in March 2001, the brokerage firm incorrectly advised Coast Bank of the bond’s then-current rating. The broker had failed to note that the bond’s rating had been downgraded and by the time the error was discovered, the asset-backed security had experienced substantial deterioration in market value. Accordingly, the brokerage firm negotiated a settlement with Coast Bank whereby we recovered a portion of the loss sustained by us. We no longer invest in these types of instruments and do not have other asset-backed bonds in our portfolio. The loss incurred in 2001 was the result of the activities surrounding the expansion of business operations. From 2001 to 2002, net interest income increased by $1.8 million and noninterest income increased by $1.2 million. The increase in noninterest income from 2001 to 2002 is primarily attributable to an increase in the gain on the sale of loans held for sale, an increase in service charges and fees, and an increase in asset management fees. Noninterest expense for the year ended December 31, 2002 increased to $6.8 million from $3.9 million in 2001, due to the growth of the Company.

Our total assets at December 31, 2002 were approximately $175.9 million, an increase of $63.1 million or approximately 56% from December 31, 2001. The majority of the increase was due to a $45.8 million increase in loans. Asset growth was funded by a $54.4 million increase in deposits and the proceeds from the sale of common stock and exercise of warrants.

Net Interest Income. Total interest income for the years ended December 31, 2002 and 2001 was approximately $8.8 million and $6.0 million, respectively, on average outstanding balances of interest earning assets of approximately $131.2 million and $77.7 million, respectively. This increase was due primarily to a $2.8 million increase in interest income from loans resulting from a $44.0 million increase in the average loan balance which was partially offset by a decrease in the weighted average yield earned in 2002 to 7.51% from 8.42% in 2001.

Total interest expense for the periods ended December 31, 2002 and 2001 was approximately $4.6 million and $3.7 million, respectively. The increase was due primarily to a $45.3 million increase in average interest bearing deposits. The average cost of all interest-bearing liabilities for the periods ended December 31, 2002 and 2001 was 4.00% and 5.28%, respectively.

At December 31, 2002 and 2001, we had total net loans of approximately $116.2 million (excluding approximately $10.9 million held for sale) and approximately $63.7 million (excluding approximately $17.6 million held for sale), respectively. Total net loans represented approximately 66.1% and 56.5% of total assets at December 31, 2002 and 2001, respectively. Allowance for loan losses was approximately $1,350,000 and $644,000 at December 31, 2002 and 2001, respectively, representing 1.16% and 1.01% of total portfolio loans at the end of each period (excluding loans held for sale).

Provision for Loan Losses. The provision for loan losses was $835,000 for the year ended December 31, 2002 compared to $353,000 for the year ended December 31, 2001. The provision increased due to the growth in the portfolio loans. While nonperforming loans increased during the year ended December 31, 2002 to $298,000, compared to $12,000 in 2001, net charge-offs to average loans actually remained the same during the years ended December 31, 2002, and 2001 at 0.13% due to several factors: early identification of problem credits, thorough workout strategies, the fact that 54.1% of the loan portfolio is secured by real estate, and there were no concentrations in industries that experienced poor performance during the year ended December 31, 2002.

Our net loans at December 31, 2002 totaled approximately $116.2 million net, or approximately 66.1% of the total assets. Of the total, portfolio loans consisted of approximately $23.8 million in commercial loans, approximately $21.8 million in commercial real estate loans, approximately $41.4 million in residential real estate loans, and approximately $29.8 million in installment and other loans, net of deferred costs and allowance for loan losses of approximately $674,000. Loans held for sale were $10.9 million. The allowance for loan losses increased from $644,000 at December 31, 2001 to $1,350,000 at December 31, 2002. The allowance for loan losses at December 31, 2002 remained above 1% of portfolio loans (excluding loans held for sale).

At December 31, 2002 and 2001, there were no loans which would be defined as troubled debt restructurings.

Noninterest Income. Noninterest income for 2002 and 2001 was approximately $2.3 million and $1.1 million, respectively. The increase in noninterest income in 2002 primarily was due to an increase in service charges and fees in 2002 as compared to 2001, as well as from gains on the sale of loans of $960,000, which represents an increase of $518,000 from the period ended December 31, 2001. Service charges and fee increases were the result of loan and deposit growth. The increase in gain on sale of loans in 2002, when compared to the period ended December 31, 2001, was due to an increase in loans sold. The gain on sale of securities for the year ended December 31, 2002 was $155,000, down from $163,000 for the period ended December 31, 2001. In addition, asset management fees increased $212,000 over the same period due to an increase in asset management accounts.

Noninterest Expense. Noninterest expense for 2002 and 2001 was approximately $6.8 million and $3.9 million, respectively. The largest components, related to salaries and employee benefits, were approximately 44.4% and 50.9%, respectively, of such noninterest expenses for 2002 and 2001. The increase in noninterest expense in 2002 was due primarily to the loss incurred on a defaulted asset-backed bond of approximately $1.2 million and an increase in salaries and employee benefits and occupancy expenses due to the opening of a third branch office in the third quarter of 2002, the purchase of the Operations Center, and the growth of Coast Bank.

Income Tax Benefit. For the periods ended December 31, 2002 and 2001, we operated at a loss resulting in income tax benefits of $413,000 and $282,000, respectively.

Asset Quality

Management seeks to maintain a level of high quality assets through conservative underwriting and sound lending practices. In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending and additional precautions have been taken when such loans are made in order to reduce our risk of loss.

As a newly formed banking institution, our loans are relatively unseasoned and the make-up of the loan portfolio is subject to monthly fluctuations. As of December 31, 2003, 2002, and 2001, approximately 69.0%, 54.1%, and 43.6%, respectively, of our loan portfolio was collateralized by first liens on owner-occupied residential loans, construction loans, land loans, and all other commercial real estate, all of which have historically been a relatively low credit risk.

Generally, construction loans present a higher degree of risk to a lender depending upon, among other things, whether the borrower has permanent financing at the end of the loan period, whether the project is an income producing transaction in the interim, and the nature of changing economic conditions including changing interest rates.

Commercial loans also entail certain risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, since their repayment is usually dependent upon the successful operation of the commercial enterprise, they also are subject to adverse conditions in the economy. Commercial loans are generally riskier than residential mortgages because they are typically made on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or guarantor to repay. Further, the collateral underlying commercial loans may depreciate over time, and occasionally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

While there is no assurance that we will not suffer any losses on our construction or commercial real estate loans, management has sought to reduce the risks associated therewith by, among other things, making substantially all of such loans in connection with owner-occupied projects, projects where the borrower has received permanent financing commitments from which our loan will be repaid, and projects where the borrower has demonstrated to management that its business will generate sufficient income to repay the loan. We also seek to further limit our risks by primarily entering into agreements with individuals who are familiar to Coast Bank personnel, are residents of our primary market area, and are believed by management to be good credit risks.

Consumer and installment loans are primarily fixed rate products, and, as a result, they have interest rate risk when market rates increase. These loans also have credit risk with minimal security. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals known in its market area. In addition to maintaining high quality assets, management also limits Coast Bank’s risk exposure to any one borrower or borrowers with similar or related entities.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. On a routine basis we evaluate these concentrations for purposes of policing these concentrations and to make necessary adjustments in our lending practices that most clearly reflect the economic times, loan to deposit ratios, and industry trends. At December 31, 2003 total loans to any particular group of customers engaged in similar activities or having similar economic characteristics did not exceed 10% of total loans.

The board of directors of Coast Bank concentrates its efforts and resources, and that of our senior management and lending officials, on loan review and underwriting procedures. In addition, we have retained the services of Stogniew & Associates and CPA Associates, independent consultants, to perform semi-annual loan documentation and compliance reviews as well as deposit and operations compliance reviews. In this regard, our loans are reviewed to assess the adequacy of our internal loan (credit risk) grading system and to alert management with respect to any potential problems that may require remedial action. Senior loan officers also have established a review process with the objective of quickly identifying, evaluating, and initiating necessary corrective action for substandard loans.

Although we strive to maintain our asset quality based on underwriting and credit standards, the loan portfolio is unseasoned and its quality has not yet been substantiated through historical experience. Upon the occurrence of a nonperforming loan, management monitors collection activities, which include ten day delinquency letters, customer contact by telephone, and referral to the collection supervisor for review. The collection supervisor is charged with determining the collectibility of the debt, the potential for an extension or workout, and a review of our collateral position. If the loan becomes 90 days past due, actions are taken to take possession of the collateral, charge off any deficiency balance, and pursue legal action as necessary. Real property loan defaults are referred to legal counsel for foreclosure action.

At December 31, 2003 we had $1,055,000 of loans on non-accrual status, no loans past due 90 days or more still accruing interest, and no foreclosed real estate.

Comparative Average Balances, Interest, and Average Yields

The following tables show for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 2003, 2002 and 2001. These tables also show the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same periods.

	For the Year Ended December 31,
	2003			2002			2001
	Average Balance(1)	Interest Income/ Expense	Yield/ Rate	Average Balance(1)	Interest Income/ Expense	Yield/ Rate	Average Balance (1)	Interest Income/ Expense	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities (2)	$28,282	954	3.37%	$19,342	842	4.35%	$13,962	851	6.10%
Loans (3)	165,316	11,126	6.73	104,330	7,832	7.51	60,337	5,082	8.42
Other interest-earning assets	6,003	61	1.02	7,517	116	1.54	3,419	114	3.33

Total interest-earning assets/interest income/average rates earned	199,601	12,141	6.08	131,189	8,790	6.70	77,718	6,047	7.78

Total noninterest bearing assets:
Total noninterest bearing assets	15,591			9,204			6,628

Total assets	$215,192			$140,393			$84,346

Interest-bearing liabilities:
NOW	8,924	56	0.63	5,378	54	1.00	3,460	58	1.68
Money-market	30,209	502	1.66	23,227	647	2.79	14,692	575	3.91
Savings	2,140	17.79		1,636	28	1.71	1,221	34	2.78
Time	118,073	4,709	3.99	75,670	3,634	4.80	41,188	2,602	6.32
Other borrowings	17,579	360	2.05	9,215	238	2.58	8,612	383	4.45

Total interest-bearing liabilities/ interest expense/average rate paid	176,925	5,644	3.19	115,126	4,601	4.00	69,173	3,652	5.28

Total noninterest bearing liabilities	19,590			11,581			7,056

Total liabilities	196,515			126,707			76,229

Stockholders’ equity	18,677			13,686			8,117

Total liabilities and stockholders’ equity	$215,192			140,393			84,346

Net interest income		$6,497			$4,189			$2,395

Interest rate spread			2.89%			2.70%			2.50%

Net interest margin (4)			3.26%			3.19%			3.08%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.14			1.12

(1)	Average balance represents the average daily balance for the years ended December 31, 2003, 2002 and 2001.
(2)	Principally taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholder’s equity.
(3)	Loans held for sale and nonaccruing loans are included in computation of average balance.
(4)	Net interest margin is the net interest income dividend by average interest earning assets.

The effect on interest income, interest expense, and net interest income for the periods indicated, of changes in average balance and rate, is shown below for Coast Bank. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (a) changes in rate (change in rate multiplied by prior volume), (b) changes in volume (change in volume multiplied by prior rate), and (c) changes in rate/volume (change in rate multiplied by change in volume).

Rate/Volume Interest Analysis

	Fiscal year ended December 31,
	2003 compared to 2002				2002 compared to 2001
	Rate	Volume	Rate/Volume	Total Change	Rate	Volume	Rate/Volume	Total Change
	(Dollars in Thousands)
Interest earning assets
Other interest-earning assets	$(40)	$(23)	$8	$(55)	$(62)	$137	$(73)	$2
Investment securities	(190)	389	(87)	112	(243)	328	(94)	(9)
Loans	(810)	4,578	(474)	3,294	(553)	3,704	(403)	2,750

Total interest income	$(1,040)	$4,944	$(553)	$3,351	$(858)	$4,171	$(570)	$2,743

Interest bearing liabilities:
NOW	$(20)	$34	$(12)	$2	$(23)	$32	$(13)	$(4)
Money Market	(261)	194	(78)	(145)	(166)	334	(96)	72
Savings	(15)	9	(5)	(11)	(13)	12	(5)	(6)
Time	(616)	2,036	(345)	1,075	(624)	2,178	(522)	1,032

Total interest on deposits	(912)	2,273	(440)	921	(826)	2,556	(636)	1,094

Other borrowings	(49)	216	(45)	122	(161)	27	(11)	(145)

Total interest expense	$(961)	$2,489	$(485)	$1,043	$(987)	$2,583	$(647)	$949

Change in net interest income	$(79)	$2,455	$(68)	$2,308	$129	$1,588	$77	$1,794

Asset/Liability Management

One of our primary objectives is to control fluctuations in net interest income caused by changes in interest rates. To manage interest rate risk, the Board of Directors of Coast Bank has established interest rate risk policies and procedures which delegate to the Asset/Liability Management Committee (“ALCO”) the responsibility to monitor and report on interest rate risk, devise strategies to manage interest rate risk, monitor loan origination and deposit activity, and approve all pricing strategies.

The management of interest rate risk is one of the most significant factors affecting our ability to achieve future earnings. The principal measure of our exposure to interest rate risk is the difference between interest rate sensitive assets and liabilities for the periods being measured, commonly referred to as the “gap” for such period. An asset or liability is considered interest rate sensitive if it will reprice or mature within the time period being analyzed. Controlling the maturity or repricing of an institution’s liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. A gap is considered positive when the amount of interest rate assets exceed the amount of interest rate sensitive liabilities. When the opposite occurs, the gap is considered to be negative. During periods of increasing interest rates, a negative gap would tend to adversely affect income while a positive gap would tend to result in net interest income. During periods of decreasing interest rates, the inverse would tend to occur. If the maturities of interest rate sensitive assets and liabilities were equally flexible and moved concurrently, the impact of any material or prolonged increase or decrease in interest rates or net interest income on existing assets or liabilities would be minimal. It is common to focus on the one year gap, which is the difference between the dollar amount of assets and the dollar amount of liabilities maturing or repricing within the next twelve months.

ALCO uses an internal model to analyze our current financial position and develop strategies prior to implementation. The systems attempt to simulate Coast Bank’s asset and liability base and project future operating results under several interest rate and spread assumptions.

Under asset/liability management guidelines, it is our policy to maintain a cumulative one-year gap of no more than 15% of total assets, primarily by managing the maturity distribution of its investment portfolio and emphasizing loan originations tied to interest sensitive indices. Additionally, we have joined the FHLB to enhance our liquidity position and provide the ability to utilize fixed rate advances to improve the match between interest-earning assets and interest-bearing liabilities in certain periods. Due to the growth of our balance sheet during 2003, Coast Bank’s cumulative one year gap at December 31, 2003 was negative at approximately $1.3 million (or -0.5%, expressed as a percentage of total assets) as compared to a positive one year gap at approximately $2.8 million (or 1.59%, expressed as a percentage of total assets) at December 31, 2002.

The following table presents our interest rate-sensitive assets and liabilities at December 31, 2003, which are expected to mature or are subject to repricing in each of the time periods indicated. The table may not be indicative of our rate sensitive position at other points in time. The balances have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed rate loans are shown in the periods in which they are scheduled to be repaid. Repricing of time deposits is based on their scheduled maturities. Deposits without a stated maturity are shown as repricing within ninety (90) days.

Interest Rate Sensitivity Analysis

As of December 31, 2003

	Term to Repricing or Maturity
	90 Days	91-180 Days	181 Days to 365 Days	Due Within 1-5 Years	Due After 5-Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$6,246	$7,530	$5,892	$6,488	$816	$26,972

Federal funds sold	3,000	0	0	0	0	3,000

FHLB stock	592	0	0	0	0	592

Mortgage loans:
Commercial real estate	10,114	3,002	5,108	35,193	2,089	55,506
Residential real-estate	2,358	2,943	7,201	25,730	5,514	43,746
Residential construction	5,309	14,805	9,707	14,824	4,990	49,635
Other Loans:
Commercial	18,634	1,378	1,917	7,594	798	30,321
Consumer and installment	18,348	2,139	3,569	12,024	607	36,687

Total loans	54,763	24,267	27,502	95,365	3,998	215,895

Total interest-earning assets	$64,608	$31,799	$33,394	$101,853	$14,814	$246,459

Interest-bearing liabilities:
Customer deposits:
NOW accounts	$10,506	$0	$0	$0	$0	$10,506
Money market accounts	33,044	0	0	0	0	33,044
Regular savings	3,384	0	0	0	0	3,384
Time deposits	10,764	19,266	34,428	76,045	10	140,513

Total customer deposits	57,698	19,266	34,428	76,045	10	187,447

Borrowings:
Repurchase agreements	$12,097	$0	$0	$0	$0	$12,097
FHLB advances	5,000	0	0	1,500	1,000	7,500

Total borrowings	17,097	0	0	1,500	1,000	19,597

Total interest-bearing liabilities	$74,795	$19,266	$34,428	$77,545	$1,010	$207,044

Interest sensitivity gap	$(10,194)	$12,531	$(1,034)	$24,308	$13,804	$39,415

Cumulative gap	$(10,194)	$2,337	$1,303	$25,611	$39,415

Cumulative gap as a percentage of total assets	(3.9)%	0.9%	0.5%	9.7%	14.9%

Market Risk Management

Our market risk is the risk of loss that may result from changes in market prices and rates. A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. The measurement of market risk associated with financial instruments is meaningful only when related offsetting on-and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Accordingly, while the ALCO relies primarily on its asset liability structure to control interest rate risk, a sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates of our assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The ALCO also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

Because gap analysis may not adequately address the interest rate risk, we also use a simulation model to analyze net income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate rise or fall in interest rates (rate shock) over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of interest rate sensitive assets and liabilities. The model also incorporates assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. The assumptions are based on expected prepayment speeds on assets and liabilities when interest rates increase or decrease by 100, 200, and 300 basis points. The model factors in projections for anticipated activity levels by product lines offered by Coast Bank. The simulation model also takes into account our ability to control the rates on deposit products rather than over adjustable-rate loans tied to published indices.

Financial Condition

Lending Activities

General. Our primary source of income is generated from the interest earned on Coast Bank’s loan and investment portfolios. Coast Bank maintains diversification when considering investments and the granting of loan requests.

Lending activities include commercial and consumer loans, and loans for residential and commercial real estate purposes. Commercial loans are originated for commercial construction, acquisition, remodeling, and general business purposes. Consumer loans include those for the purchase of automobiles, boats, home improvements, and personal investments. Coast Bank also offers its own credit cards and credit card merchant services. Residential loans include the origination of conventional mortgages and residential acquisition, development, and construction loans for the purchase or construction of single-family homes.

Coast Bank primarily enters into lending arrangements for its portfolio loans with individuals who are familiar to us and are residents of our primary market area. Emphasis is placed on the borrower’s ability to generate cash flow to support its debt obligations and other cash related expenses. Coast Bank aggressively pursues small to medium sized commercial business loans and direct residential loans. Also, through its mortgage banking department, Coast Bank has focused its efforts on residential loan originations that can be sold in the secondary market. Until the first quarter of 2004, the fee generating mortgage servicing rights associated with such loans were retained by Coast Bank or held to be packaged for sale from time to time. During the first quarter of 2004, Coast Bank determined to begin selling the associated mortgage servicing rights with the sale of its loans. Consequently, we have entered into an agreement to sell our existing portfolio of mortgage servicing rights which we expect to close in the second quarter of 2004. The mortgage banking department maintains relationships with correspondent lenders throughout the State of Florida, ensuring continued lending efforts without a concentration in any one area. Management believes this to be a prudent practice in the mortgage banking area as it minimizes risks associated with the localized economic downturns. The mortgage banking department originates primary construction-to-permanent financing loans, which are considered to have less risk of nonpayment than construction only financings.

Loan Portfolio Composition. At December 31, 2003, total loans were approximately $215.9 million. Total loans represented approximately 81.8% of our total assets. Historically, our one-to-four family residential and construction loans have been approximately one-third of our total loans. At December 31, 2003, approximately 43.3% of our total loans, or $93.4 million, were in one-to-four family residential and construction loans. The remainder of the loans included in Coast Bank’s loan portfolio were commercial and commercial real estate loans of approximately $85.8 million and consumer and other loans of approximately $36.7 million. The following table summarizes the composition of Coast Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2003		2002		2001		2000(1)
	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Type of Loan:
Commercial (2)	$30,321	14.0%	$23,829	20.4%	$16,678	26.1%	$9,392	30.9%
Commercial real estate (2)	55,506	25.7	21,827	18.7	11,038	17.3	6,092	19.4
Installment (3)	36,687	17.0	29,801	25.5	19,380	30.3	7,187	23.6
Residential real estate (4)	43,746	20.3	14,780	12.6	6,011	9.4	1,748	5.7
Residential construction	49,635	23.0	26,640	22.8	10,834	16.9	6,223	20.4

Total loans	215,895	100.0%	116,877	100.0%	63,941	100.0%	30,442	100.0%

Less:
Deferred loan costs, net	1,508		676		373		242
Allowance for loan losses	(3,163)		(1,350)		(644)		(370)

Total loans, net	$214,240		$116,203		$63,670		$30,314

(1)	Coast Bank commenced operations on April 7, 2000
(2)	Commercial real estate and commercial loans is comprised of loans to local businesses involved primarily in light manufacturing, service, retail, and wholesale activities.
(3)	Includes consumer installment loans, such as automobile, mobile home, and boat loans, and personal and equity lines of credit.
(4)	Excludes approximately $0, $10.9, $17.6 and $6.3 million in mortgage loans held for sale as of December 31, 2003, 2002, and 2001 and 2000.

Installment Loans. The components of installment loans as of December 31, 2003 was as follows:

	Amount	% of Loans to Total Loans
	(Dollars in Thousands)
Indirect automobile	$10,126	4.7%
Direct automobile	8,926	4.1
Home equity	13,589	6.3
Credit cards	1,168	0.5
Other	2,878	1.3

Total installment loans	$36,687	17.0%

Loan Maturity Schedule. The following table sets forth the maturities of loans outstanding as of December 31, 2003.

	Due in 1 Year or Less	Due After 1 Year But Before 5 Years	Due After 5 Years But Before 10 Years	Due After 10 Years	Total
	(Dollars in Thousands)
Commercial	$5,480	$15,748	$5,654	$3,439	$30,321
Commercial real estate	4,853	7,709	4,287	38,657	55,506
Installment	2,547	21,742	884	11,514	36,687
Residential real estate	5,225	368	633	37,520	43,746
Residential construction	47,446	305	157	1,727	49,635

Total loans	$65,551	$45,872	$11,615	$92,857	$215,895

Sensitivity of Loans to Changes in Interest Rates. The following table sets forth as of December 31, 2003 the dollar amounts of loans due after one year which had predetermined interest rates and loans due after one year which had floating or adjustable interest rates.

Dollar Amount of Loans December 31, 2003

(Dollars in Thousands)
Type of Interest Rate:
Predetermined rate, maturity greater than one year	$42,706
Floating or adjustable rate due after one year	107,638

Total	$150,638

Classification of Assets

Generally, interest on loans is accrued and credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans will be charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans will not be returned to accrual status until principal and interest payments are brought current and future payments appear certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

In this regard, we have implemented Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan,” (SFAS No. 114). Under this standard, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. We will evaluate individual, commercial and commercial real estate loans for impairment from internally generated watch lists and other sources. Loans meeting the criteria for impairment may or may not be placed on non-accrual status, based on the loan’s current status. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

Loans, including impaired loans, generally will be classified by us as non-accrual loans if they are past due as to maturity or payment of principal or interest for a period of more than 90 days, unless such loans are well collateralized and in the process of collection. If a loan or a portion of a loan is classified as doubtful or is partially charged off, the loan is classified as a non-accrual loan. Loans that are on a current payment status or past due less than 90 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

While a loan is classified as non-accrual and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where a non-accrual loan had been partially charged-off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for credit losses until prior charge-offs have been fully recovered. In addition, we perform ongoing reviews of our new and existing loans to identify, evaluate, and initiate corrective action for substandard loans.

As of December 31, 2003, we had 24 loans on a non-accrual status totaling $1,055,000, or 0.49% of total loans, and had no foreclosed real estate, and at December 31, 2002, we had five loans on non-accrual status totaling $55,000, or 0.05% of total loans and had foreclosed real estate of approximately $110,000. At December 31, 2001, we had no loans on non-accrual status and had foreclosed real estate of approximately $138,000. At December 31, 2000, we had no loans on non-accrual and $25,000 in foreclosed real estate.

For the years ended December 31, 2003, 2002 and 2001, interest income on loans would have increased approximately $70,000, $9,000 and $1,000, respectively, if the interest on non-accrual loans had been recorded under the original terms of such loans.

At December 31, 2003, 2002 and 2001, loans past due 90 days or more all still accruing interest were $0, $243,000 and $12,000, respectively. There were no trouble debt restructured loans at December 31, 2003, 2002 and 2001.

Set forth below is a table of our non-accrual loans at December 31, 2003, 2002, 2001 and 2000.

	At December 31,
	2003(1)	2002	2001	2000
	(Dollars in Thousands)
Non-accrual loans:
Residential real estate	$540	$0	$0	$0
Residential construction	0	0	0	0
Commercial real estate loans	102	0	0	0
Commercial loans	179	0	0	0
Installment loans	234	55	0	0

Total non-accrual loans	1,055	55	0	0

(1)	At December 31, 2003, the non-accrual loans consists of five residential mortgage loans, one commercial real estate loan, five commercial loans, and fourteen installment loans.

Allowance for Credit Losses

In originating loans, we recognize that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management’s policy to maintain an adequate allowance for loan losses based on, among other things, management’s loan loss experience, evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.

The calculation of the allowance for loan losses is divided into two primary allocation groups: (a) specific allocation loans, and (b) all other passing grade loans. For specific allocation loans, we have determined an allowance amount to set aside which we believe is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, by the loan review process, loan committee of Coast Bank, or by Coast Bank’s regulatory examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded as “special mention” are multiplied by an inherent loss factor of 1% if collateralized by real estate and 5% for all other loans to determine the amount to be included in the allowance. Loans graded as “substandard” are generally multiplied by a loss factor of 15%, loans graded as “doubtful” are generally multiplied by a loss factor of 50% and loans graded as “loss” are multiplied by a loss factor of 100%. In addition to the 15% and 50% on substandard and doubtful loans the loans are individually reviewed for any additional reserve that may be necessary. All other loans, graded as “pass” are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, we also provide for losses due to economic factors, concentration of credit, and portfolio composition changes.

Management monitors our asset quality and will charge-off loans against the allowance for credit losses when appropriate or provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Because mortgage loans held for sale, including construction-to-permanent loans, are not expected to be held in our loan portfolio and we believe our risk of loss on such loans is less than loans held in our loan portfolio, we do not maintain the 1.0% reserve on loans held for sale. As of December 31, 2003, our allowance for loan losses was approximately $3,163,000 or 1.47% of total loans as of such date. Charge-offs for the year ended December 31, 2003 were approximately $1,121,000.

Our allowance for loan losses at December 31, 2003, 2002, 2001 and 2000 amounted to $3,163,000, $1,350,000, $644,000 and $370,000, or 1.47%, 1.16%, 1.01% and 1.22%, respectively, of total loans of such date. The following table sets forth an analysis of Coast Bank’s allowance for loan losses for the periods indicated.

	Years Ended December 31,			Period from April 7, 2000 (commencement of operations) to December 31, 2000
	2003	2002	2001
	(Dollars in Thousands)
Total loans outstanding at the end of the period (1)	$215,895	$116,877	$63,941	$30,442

Allowance at beginning of period	1,350	644	370	—

Loans Charged-off during the period:
Residential real estate	(15)	—	(52)	—
Residential construction	—	—	—	—
Residential land	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	(724)	(50)	(8)	—
Installment	(394)	(79)	(19)	—

Total loan charge-offs	(1,133)	(129)	(79)	—

Recoveries of loans previously charged-off:
Residential real estate	—	—	—	—
Residential construction	—	—	—	—
Residential land	—	—	—	—
Commercial real estate	—	—	—	—
Commercial	—	—	—	—
Installment	12	—	—	—

Total recoveries	12	—	—	—

Net loans charged-off during the period	(1,121)	(129)	(79)	—

Provisions charge to income for loan losses	2,934	835	353	370

Allowance at end of period	3,163	1,350	644	370

Ratio of net charge-offs to average loans outstanding	0.68%	0.13%	0.13%	—%

Allowance as a percentage of total loans (1) (2)	1.47%	1.16%	1.01%	1.22%

Allowance as a percentage of nonperforming and Nonaccrual loans	299.81%	453.02%	5,366.67%	0.00%

(1)	Excludes loans held for sale.
(2)	If loans held for sale are included, the allowance as a percentage of total portfolio loans was 1.47%, 1.06%, 0.79%, and 1.01% at December 31, 2003, 2002, 2001, and 2000, respectively.

The following table sets forth a breakdown of the allowance for loan losses by loan category for the periods indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of an allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.

	At December 31,
	2003		2002		2001		2000
	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans	Amount	% of loans to total loans
	(Dollars in Thousands)
Commercial	$1,625	14.0%	$491	20.4%	$177	26.1	$96	30.9%
Commercial real estate	597	25.7	230	18.7	76	17.3	63	19.4
Installment	582	17.0	342	25.5	199	30.3	59	23.6
Residential real estate	164	23.3	102	12.6	68	9.4	33	5.7
Residential construction	195	23.0	185	22.8	124	16.9	119	20.4

Total allowance for loan losses	$3,163	100.0%	$1,350	100.0%	$644	100.0%	$370	100.0%

The measurement of impaired loans is based on the fair value of the loan’s collateral. The measurement of non-collateral dependent loans is based on the present value of expected future cash flows discounted at the historical effective interest rate. The components for the allowance for credit losses are as follows:

	December 31,
	2003	2002	2001	2000
	(Dollars in Thousands)
Impaired loans	$192	$28	$0	$0
Other	2,971	1,322	644	370

	$3,163	$1,350	$644	$370

The following table sets forth the average investment in impaired loans and interest income recognized and received on impaired loans (dollars in thousands):

	Years Ended December 31,			Period from April 7, 2000 (Commencement of Operations) to December 31, 2000
	2003	2002	2001
	(Dollars in Thousands)
Average investment in impaired loans	$103	$1	$126	—

Interest income recognized on impaired loans	—	—	2	—

Interest income received on impaired loans	—	—	2	—

Investment Activities

At December 31, 2003, our investment portfolio totaled $26,972,000 compared to approximately $29,290,000 and $16,938,000 at the years ended December 31, 2002 and 2001, respectively. These totals exclude Federal Home Loan Bank stock. The investment portfolio currently consists of mortgage backed securities and, in the past, also has included collateralized mortgage obligations and U.S. agency securities.

Funds generated by Coast Bank as a result of increases in deposits or decreases in loans which are not immediately used by Coast Bank are invested in securities held in our investment portfolio. The investment portfolio is used as a source of liquidity for Coast Bank. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment.

Equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. At each of the years ended December 31, 2003, 2002 and 2001, our entire investment portfolio was classified as available for sale. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders’ equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method.

Management reviews its investment portfolio on an ongoing basis to determine if there has been an other-than-temporary decline in value. Some of the considerations management makes in the determination are market valuations of particular securities and economic analysis of the securities’ sustainable market values based on the underlying collateral. If the decline in value is not considered to be temporary, management will write down the value of such securities through an adjustment against earnings.

The following table summarizes our investment portfolio as of the dates indicated.

Investment Securities Portfolio

	At December 31,
	2003	2001	2000
	(Dollars in Thousands)
Available for Sale (1):
U.S. Government agencies	$0	$1,505	$9,014
Mortgage-backed securities	26,972	25,208	6,840
Collateral mortgage obligations	0	2,577	1,084

Total available for sale (2)	$26,972	$29,290	$16,938

(1)	No securities are being held to maturity. Carried at estimated market value.
(2)	Amortized cost of such securities (dollars in thousands) was $27,465 and $29,382, and $17,072 as of December 31, 2003, 2002, and 2001, respectively.

The following table summarizes our securities by maturity and weighted average yields at December 31, 2003.

	Within One Year		After One Year But Within 5 Years		After Five Years But Within 10 years		After 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
At December 31, 2003:
Mortgage-backed securities									$26,972	3.27%

During the year ended December 31, 2002, an asset-backed security held as available for sale with a balance of approximately $1.2 million was written-off due to a permanent impairment. In September 2000, pursuant to a brokerage arrangement with a third party broker, Coast Bank purchased this asset-backed security which at the time of purchase had a face value of $1.2 million. Upon inquiry made by Coast Bank in March 2001, the brokerage firm incorrectly advised Coast Bank of the bond’s current rating. The broker had failed to note that the bond’s rating had been downgraded and by the time the downgraded rating was discovered, the asset-backed security had experienced substantial deterioration in market value. Accordingly, the brokerage firm negotiated a settlement with Coast Bank whereby we recovered a portion of the loss sustained. During the year ended December 31, 2003, approximately $400,000 was recovered by Coast Bank from the brokerage firm who sold Coast Bank the security. While Coast Bank is entitled to receive future recoveries under its agreement with the brokerage firm, management believes any further recovery is unlikely. We no longer invest in asset-backed securities and we do not have any other asset-backed securities in our investment portfolio;.

Deposit Activities and Other Source of Funds

General. Deposit accounts are the primary source of funds of Coast Bank for use in lending and other investment purposes. In addition to deposits, Coast Bank draws funds from interest payments, loan principal payments, loan and security sales, securities sold under repurchase agreements, the purchase of overnight funds from correspondent banks, advances from the FHLB, and funds from operations (including various types of loan fees). Scheduled loan payments of principal and interest are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Coast Bank may use borrowings on a short-term basis if necessary to compensate for reductions in the availability of other sources of funds, or borrowings may be used on a longer term basis for general business purposes.

Deposit Activities. Deposits are attracted principally from within our primary market areas through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100,000 or more), and retirement savings plans. Total deposits were approximately $207.7 million at December 31, 2003, compared to $148.2 million and $93.8 million at December 31, 2002 and 2001, respectively. Coast Bank has developed consumer and commercial deposit relationships through referrals and additional contacts within our market area. As of December 31, 2003, 2002 and 2001, jumbo certificates accounted for $31.1 million, $24.9 million and $17.0 million of our deposits, respectively. We have not aggressively attempted to obtain large denomination, high interest-bearing certificates except to address a particular funding need. Further, at December 31, 2003, we did not have any brokered deposits.

Maturity terms, service fees, and withdrawal penalties are established by Coast Bank on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

Average Deposit Balance and Rates. The following table sets forth the average balance and weighted average rates for Coast Bank’s categories of deposits for the period indicated.

	At December 31,
	2003			2002			2001
	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits
	(Dollars in Thousands)
Noninterest bearing demand deposits	$19,143	0.00%	10.7	$11,287	0.00%	9.6	$4,822	0.00%	7.4
NOW accounts	8,924	0.63%	5.0	5,378	1.00%	4.6	3,460	1.68%	5.3
Money market accounts	30,209	1.66%	16.9	23,227	2.79%	19.8	14,692	3.91%	22.5
Regular savings	2,140	0.79%	1.2	1,636	1.71%	1.4	1,221	2.78%	1.8
Time deposits	118,073	3.99%	66.2	75,670	4.80%	64.6	41,188	6.32%	63.0

Total average deposits	$178,489	3.16%	100.0	$117,198	3.72%	100.0	$65,383	5.00%	100.0

Certificates of Deposit. At December 31, 2003, certificates of deposit represented approximately 68% of our total deposits, as compared to 66% and 66% of our total deposits at December 31, 2002 and 2001, respectively. We do not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on our business. Management believes that substantially all of our depositors are residents, either full or part time, in our primary market area.

The following table summarizes the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2003 and December 31, 2002.

Maturity Period	At December 31, 2003
(Dollars in Thousands)
Less than three months	$3,958
Over three months through six months	4,860
Over six months through twelve months	6,918
Over twelve months	15,357

Totals	$31,093

The following table indicates the scheduled maturities of time deposits of the Company as of December 31, 2003 and December 31, 2002.

Maturity Period	At December 31,
	2003	2002	2001
	(Dollars In Thousands)
Due within one year	$74,456	$45,911	$35,326
Due after one year	66,057	52,327	25,294

	$140,513	$98,238	$60,620

Deposit Flows. The following table sets forth the deposit flows of the Company during the periods indicated.

	Years Ended December 31,
	2003	2002	2001
	(Dollars in Thousands)
Net increase before interest credited	$54,308	$51,974	$54,089
Net credited	5,267	2,428	1,156

Net deposit increase	$59,575	$54,402	$55,245

Borrowings. To date, Coast Bank has relied on deposits, proceeds from sales of its loans and securities, repurchase agreements, and the purchase of overnight funds from correspondent banks as its major sources of funding. As of December 31, 2003, Coast Bank held repurchase agreements, which are used as sweep accounts for commercial customers, of approximately $12.1 million. In the future, Coast Bank also will rely on loan repayments, loan sales, and the sale of investment securities as additional sources of funding. In addition, in the future if there are periods when the supply of funds from deposits or other sources cannot meet the demand for loans, Coast Bank has the ability to seek a portion of the needed funds through loans (advances) from the FHLB where it currently has a $7.5 million line of credit. The amounts advanced under FHLB advances, the maturity date, and the weighted-average interest rate as of December 31, 2003, 2002 and 2001 are set forth in the table below:

		At December 31,
Maturity	Interest Rate	2003	2002	2001
		(Dollars in Thousands)
Overnight	Variable	$5,000	—	—
2002	2.89%	—	—	2,000
2004	2.66%	1,500	1,500	—
2005	3.18%	1,000	1,000	—

		$7,500	2,500	2,000

During 2003 the Company entered into a $600,000 line of credit with the Independent Bankers’ Bank of Florida. This line of credit, which bore interest at an annual rate equal to the prime rate (4%), required interest payments monthly and no principal payments until maturity on April 15, 2005. A portion of the offering proceeds were used to repay and terminate this line of credit. There were no short-term borrowings at December 31, 2003 and 2002 and $8,000 in federal funds purchased at December 31, 2001.

Liquidity and Capital Resources

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, other cash demands and disbursement needs, and otherwise to operate on an ongoing basis. Our sources of funds have been from deposits received, capital infusions from the sale of our securities, proceeds from maturities, calls, repayments, and sales of securities held as available for sale in our investment portfolio, proceeds from the sale of loans held for sale, and proceeds received in connection with repurchase agreements.

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. The Company, through its banking locations, offers a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally retains maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. Such actions include, borrowing from the FHLB and existing correspondent banks, selling or participating of loans, and the curtailment of loan commitments and funding.

For the year ended December, 2003, 2002 and 2001, the Company had net cash provided by (used in) operating activities of approximately $3.0 million, $(3.8) million and $(12.1) million, respectively, net cash used in investing activities of approximately $(92.2) million, $(60.4) million and $(39.7) million, respectively, and net cash provided by financing activities of approximately $87.8 million, $63.5 million and $58.0 million, respectively.

Coast Bank raised approximately $6.0 million in gross proceeds from its public offering of its common stock which commenced in September 1999 and completed in March 2000, approximately $6.0 million in gross proceeds from the public offering of its Series A Preferred Shares which was completed in the second quarter of 2001, approximately $7.4 million in gross proceeds from the call of warrants and issuance of 719,425 additional shares of its common stock in the second quarter of 2002. Such funds were used to pay pre-opening and organizational expenses, secure the bank premises and equipment, open two new branch banking facilities in Longboat Key, Florida, and Bradenton, Florida, purchase securities held in our investment portfolio as available for sale, fund loan originations, and fund operations. During the year ended December 31, 2003, Coast raised approximately $20.2 million through a public offering, the proceeds were used to pay and terminate all amounts owed under the $600,000 line of credit and to pay $770,125 to our Series A Preferred Stockholders under the terms of the Securities Conversion Agreement. The remaining proceeds will be available to the Company for general corporate purposes, including capital infusions into Coast Bank to support its growth and expansion. Further, Coast Bank also has the ability to borrow funds from the FHLB to supplement its liquidity needs. At December 31, 2003, Coast Bank had a line of credit with the FHLB of $7.5 million, of which $7.5 million had been borrowed.

At December 31, 2003, 2002 and 2001, stockholders’ equity was approximately $33.7 million (or 12.8% of total assets), $16.3 million, (or 9.3% of total assets), and $10.0 million (or 8.9% of total assets), respectively. Book value per common share was $9.01 at December 31, 2003, $7.60 as of December 31, 2002, and $6.37 at December 31, 2001.

During the 2004 fiscal year, we anticipate that we will purchase and build out additional branch location sites. In addition, we also anticipate the purchasing a six-story office building in downtown Bradenton, Florida (“Downtown Building”), for a purchase price of approximately $6.8 million. Assuming that we close on the purchase of the Downtown Building, we intend to open a branch in the space to be vacated by Republic Bank by the end of the second quarter of 2004. We also would build out two of the floors and move our main office and operations center to this space. We would expect to lease the remaining portions of the building to third parties, including to those tenants currently leasing space in the building. If the Downtown Building is acquired and we relocate our operations into this location, we will consider the sale of the building on Cortez Road West in Bradenton, Florida which currently houses these operations.

Regulatory Capital Requirements

As an FDIC-insured institution, Coast Bank is subject to capital requirements established by the FDIC. The following table set forth capital ratios required by the FDIC to be maintained by a well-capitalized bank and our actual ratios of capital to total regulatory or risk-weighted assets, as applicable, of Coast Bank at December 31, 2003, 2002 and 2001.

	Well Capitalized Regulatory Minimum	At December 31,
		2003	2002	2001
Tier 1 capital	6.00%	9.43%	11.95%	11.89%
Total risk-based capital	10.00%	10.68%	13.03%	12.72%
Leverage ratio (1)	5.00%	7.41%	8.82%	8.84%

(1)	The leverage ratio is defined as the ratio of Tier 1 capital to total average assets.

Return on Equity and Assets

The following table sets forth certain selected performance ratios of the Company for the periods indicated:

	At December 31,
	2003	2002	2001	2000(1)
	(Dollars in Thousands)
Return on average assets	(0.76)%	(0.49)%	(0.57)%	(4.04)%
Return on average equity (2)	(8.70)%	(5.05)%	(5.88)%	(20.81)%
Dividend payout ratios (3)	N/A	N/A	N/A	N/A
Average equity to average assets	8.68%	9.75%	9.62%	19.40%

(1)	Coast Bank commercial operations in April 2000.
(2)	Consists of investment securities available for sale, FHLB stock, and certificates of deposit.
(3)	The Company has not paid any dividends since inception.

Impact of Inflation and Changing Prices

The financial statements and related financial data presented herein concerning the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, changes in interest rates have a more significant impact on our performance than do the effects of changes in the general rate of inflation and changes in prices. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services.

Federal and State Taxation

Federal Income Taxation. Although a bank’s income tax liability is determined under provisions of the Internal Revenue Code (the “Code”), which is applicable to all taxpayers or corporations, Sections 581 through 597 of the Code apply specifically to financial institutions.

The two primary areas in which the treatment of financial institutions differ from the treatment of other corporations under the Code are in the areas of bond gains and losses and bad debt deductions. Bond gains and losses generated from the sale or exchange of portfolio instruments are generally treated for financial institutions as ordinary gains and losses as opposed to capital gains and losses for other corporations, as the Code considers bond portfolios held by banks to be inventory in a trade or business rather than capital assets. Banks are allowed a statutory method for calculating a reserve for bad debt deductions.

State Taxation. We file state income tax returns in Florida. Florida taxes banks under primarily the same provisions as other corporations. Generally, state taxable income is calculated under applicable Code sections with some modifications required by state law.

Deferred Tax Assets. As of December 31, 2003, we had approximately $7.6 million in net operating loss carryforwards available to reduce future taxable earnings, which resulted in net deferred tax assets of $2.5 million. These net operating loss carryforwards will expire in varying amounts in the years 2020 through 2023 unless fully utilized by us. Based on management’s estimate of future earnings and the expiration dates of the net operating loss carryforwards as of December 31, 2003, it was determined that it is more likely than not that the benefit of the deferred tax assets will be realized. The utilization of the net operating loss carryforwards reduces the amount of the related deferred tax asset by the amount of such utilization at the current enacted tax rates. Other deferred tax items resulting in temporary differences in the recognition of income and expenses such as the allowance for loan losses, loan fees, accumulated depreciation and cash to accrual adjustments will fluctuate from year-to-year.

Recent Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the consolidated financial statements of the Company.

In January 2003, the FASB issued (Revised in December 2003) FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) which addresses consolidation by business enterprises of variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003. The Company has no variable interest entities, therefore FIN 46 had no effect on the consolidated financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained on pages F-1 through F-26 of this Report:

Report of Independent Certified Public Accountants;

Consolidated Balance Sheets – December 31, 2003 and 2002;

Consolidated Statements of Operations – Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows – Years ended December 31, 2003, 2002 and 2001;

Notes to Consolidated Financial Statements.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this annual report.

We do not expect that our disclosure of controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any control or procedure is not being properly implemented (a) it immediately reviews its controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modify and improve its controls and procedures to assure compliance with our control objectives, (b) it takes immediate action to cause its controls and procedures to be strictly adhered to, (c) it immediately informs all relevant managers of the requirement to adhere to such controls and procedures including the education of all relevant personnel throughout our organization, and (d) it implements in its managers’ training program specific emphasis on such controls and procedures throughout the Company to assure compliance with such controls and procedures. The development, modification, improvement, implementation and evaluation of our systems of controls and procedures is a continuous project that requires changes and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of the overall control objectives.

Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded, subject to the limitations described above, that our disclosure controls and procedures as of the end of the period covered by this report were effective.

There have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 9 of Form 10-KSB is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Information required by Item 10 of Form 10-KSB is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 11 of Form 10-KSB is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 12 of Form 10-KSB is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	—	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

3.2	—	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

4.1	—	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

4.3	—	Securities Conversion Agreement, dated October 20, 2003, by and among the Company and all of the holders of its Series A Preferred Stock, incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

10.1	—	Employment Agreement, dated January 1, 2004, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian P. Peters.*

10.2	—	Employment Agreement, dated January 1, 2004, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian F. Grimes.*

10.3	—	Employment Agreement, dated January 1, 2004, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Anne V. Lee.*

10.4	—	Coast Financial Holdings, Inc. Amended and Restated 2003 Stock Option Plan, dated September 3, 2003, and Forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

10.5	—	Purchase and Sale Agreement, dated January 13, 2004 by and between 1301 Associates, L.C., for the purchase of the downtown Bradenton building, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.

21.1	—	Subsidiaries of the Company.*

23.1	—	Consent of Hacker Johnson & Smith, P.A.*

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1	—	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2	—	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

*	Exhibit filed herewith.

(b) Reports on Form 8-K

On December 4, 2003, the Company filed a Current Report on Form 8-K under Item 5 to disclose the promotions of Messrs. Peters and Grimes at Coast Bank.

With the exception of the information expressly incorporated herein by reference, the Company’s proxy statement for the 2004 Annual Meeting of Stockholders is not to be deemed filed as part of this Annual Report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by Item 14 of Form 10-KSB is incorporated herein by reference to the Registrant’s Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST FINANCIAL HOLDINGS, INC.

Date: March 26, 2004	By:	/s/ Brian P. Peters
Brian P. Peters
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James K. Toomey James K. Toomey	Chairman of the Board	March 26, 2004

/s/ Brian P. Peters Brian P. Peters	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2004

/s/ Frank J. Barkocy Frank J. Barkocy	Director	March 26, 2004

/s/ C. Guy Batsel C. Guy Batsel	Director	March 26, 2004

/s/ Joseph Gigliotti Joseph Gigliotti	Director	March 26, 2004

/s/ Dr. Bruce W. Hudson Dr. Bruce W. Hudson	Director	March 26, 2004

/s/ Kennedy Legler III Kennedy Legler III	Director	March 26, 2004

/s/ Paul G. Nobbs Paul G. Nobbs	Director	March 26, 2004

/s/ Thomas M. O’Brien Thomas M. O’Brien	Director	March 26, 2004

/s/ John R. Reinemeyer John R. Reinemeyer	Director	March 26, 2004

/s/ Michael T. Ruffino Michael T. Ruffino	Director	March 26, 2004

/s/ Brian F. Grimes Brian F. Grimes	Chief Financial Officer (Principal Financial Officer)	March 26, 2004

COAST FINANCIAL HOLDINGS, INC.

Bradenton, Florida

Audited Consolidated Financial Statements

At December 31, 2003 and 2002

and for each of the Three Years in the

Period Ended December 31, 2003

(Together with Independent Auditors’ Report)

Independent Auditors’ Report

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have audited the accompanying consolidated balance sheets of Coast Financial Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

January 21, 2004

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31,
	2003	2002
Assets

Cash and due from banks	$4,667	4,330
Federal funds sold	3,000	4,640

Cash and cash equivalents	7,667	8,970
Securities available for sale	26,972	29,290
Loans, net of allowance for loan losses of $3,163 in 2003 and $1,350 in 2002	214,240	116,203
Loans held for sale	—	10,888
Foreclosed real estate	—	110
Federal Home Loan Bank stock, at cost	592	299
Premises and equipment, net	8,614	6,033
Accrued interest receivable	1,187	850
Deferred income taxes	2,525	1,418
Loan servicing rights	1,134	775
Other assets	952	1,030

Total assets	$263,883	175,866

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	20,293	13,410
Savings, NOW and money-market deposits	46,934	36,517
Time deposits	140,513	98,238

Total deposits	207,740	148,165

Federal Home Loan Bank advances	7,500	2,500
Other borrowings	12,097	8,141
Other liabilities	2,881	799

Total liabilities	230,218	159,605

Commitments and contingencies (Notes 5, 9 and 17)

Stockholders’ equity:
Preferred stock, $.01 par value; $11 liquidation value; 5,000,000 shares authorized, 545,000 shares issued and outstanding in 2002	—	5,995
Common stock, $5 par value; 20,000,000 shares authorized, 3,735,450 and 1,350,450 shares issued and outstanding in 2003 and 2002	18,677	6,752
Additional paid-in capital	19,351	5,897
Accumulated deficit	(4,055)	(2,325)
Accumulated other comprehensive income (loss)	(308)	(58)

Total stockholders’ equity	33,665	16,261

Total liabilities and stockholders’ equity	$263,883	175,866

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

($ in thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Interest income:
Loans	$11,126	7,832	5,082
Securities	954	842	851
Other interest-earning assets	61	116	114

Total interest income	12,141	8,790	6,047

Interest expense:
Deposits	5,284	4,363	3,269
Borrowings	360	238	383

Total interest expense	5,644	4,601	3,652

Net interest income	6,497	4,189	2,395
Provision for loan losses	2,934	835	353

Net interest income after provision for loan losses	3,563	3,354	2,042

Noninterest income:
Service charges on deposit accounts	294	380	222
Gain on sale of loans held for sale	1,312	960	442
Gain on sale of securities available for sale	98	155	163
Net loan servicing (costs) fees	(141)	103	26
Asset management fees	430	237	25
Other service charges and fees	570	507	221

Total noninterest income	2,563	2,342	1,099

Noninterest expenses:
Salaries and employee benefits	4,976	3,018	1,984
Occupancy and equipment	1,095	716	643
Data processing	876	587	346
Professional fees	382	245	151
Office supplies	222	143	109
Advertising	409	270	165
Telephone	253	93	66
Bank card	209	22	30
Impairment of a security available for sale	—	1,191	—
Settlement on impaired security	(400)	—	—
Other	685	515	406

Total noninterest expenses	8,707	6,800	3,900

Loss before income tax benefit	(2,581)	(1,104)	(759)

Income tax benefit	(956)	(413)	(282)

Net loss	(1,625)	(691)	(477)

Dividends on preferred stock	(105)	—	—

Net loss applicable to common stockholders before cash paid to convert preferred stockholders to common stock	(1,730)	(691)	(477)

Cash paid to convert preferred stockholders to common stock	(770)	—	—

Net loss applicable to common stockholders after cash paid to convert preferred stockholders to common stock	$(2,500)	(691)	(477)

Loss per share before cash paid to convert preferred stockholders to common stock, basic and diluted	$(1.01)	(.66)	(.68)

Loss per share after cash paid to convert preferred stockholders to common stock, basic and diluted	$(1.46)	(.66)	(.68)

Weighted-average number of common shares outstanding, basic and diluted	1,715,053	1,042,184	696,468

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2003, 2002 and 2001

($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2000	$—	3,008	2,978	(1,157)	(10)	4,819

Comprehensive income (loss):
Net loss	—	—	—	(477)	—	(477)
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	(74)	(74)

Comprehensive income (loss)						(551)

Proceeds from the exercise of warrants (29,460 shares)	—	147	147	—	—	294
Proceeds from issuance of preferred stock, net of offering costs of $543 (545,000 shares)	5,995	—	(543)	—	—	5,452

Balance at December 31, 2001	5,995	3,155	2,582	(1,634)	(84)	10,014

Comprehensive income (loss):
Net loss	—	—	—	(691)	—	(691)
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	26	26

Comprehensive income (loss)						(665)

Proceeds from issuance of common stock, net of offering costs of $483 (719,425 shares)	—	3,597	3,315	—	—	6,912

Balance at December 31, 2002	5,995	6,752	5,897	(2,325)	(58)	16,261

Comprehensive income (loss):
Net loss	—	—	—	(1,625)	—	(1,625)
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	(250)	(250)

Comprehensive income (loss)						(1,875)

Dividend paid on preferred stock	—	—	—	(105)	—	(105)
Conversion of preferred stock to common stock (545,000 shares)	(5,995)	2,725	3,270	—	—	—
Cash paid to convert preferred stockholders to common stock	—	—	(770)	—	—	(770)
Proceeds from issuance of common stock, net of offering costs of $1,926 (1,840,000 shares)	—	9,200	10,954	—	—	20,154

Balance at December 31, 2003	$—	18,677	19,351	(4,055)	(308)	33,665

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(1,625)	(691)	(477)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	587	265	238
Provision for loan losses	2,934	835	353
Credit for deferred income taxes	(956)	(413)	(282)
Amortization and accretion of discounts and premiums on securities	354	207	(39)
Amortization of loan servicing rights	358	160	44
Gain on sale of securities available for sale	(98)	(155)	(163)
Impairment of an available for sale security	—	1,191	—
Settlement on impaired security	(400)	—	—
Write-down of foreclosed real estate	40	—	—
Loss on sale of foreclosed real estate	33	—	—
Gain on sale of loans held for sale	(1,312)	(960)	(442)
Originations of loans held for sale	(86,948)	(60,314)	(41,956)
Proceeds from sale of loans held for sale	88,198	56,356	30,856
Increase in accrued interest receivable	(337)	(172)	(464)
Decrease (increase) in other assets	78	(358)	107
Increase in other liabilities	2,082	262	113

Net cash provided by (used in) operating activities	2,988	(3,787)	(12,112)

Cash flows from investing activities:
Purchase of securities available for sale	(20,719)	(44,962)	(32,583)
Proceeds from maturities, calls, repayments and sales of securities available for sale	22,780	31,409	27,479
Net increase in loans	(90,738)	(42,427)	(33,847)
Purchase of premises and equipment	(3,168)	(4,540)	(346)
Purchase of Federal Home Loan Bank stock	(293)	(149)	(145)
Proceeds from sale of foreclosed real estate	37	28	—
Redemption (purchase) of certificates of deposit	—	198	(198)

Net cash used in investing activities	(92,101)	(60,443)	(39,640)

Cash flows from financing activities:
Net increase in deposits	59,575	54,402	55,245
Proceeds from Federal Home Loan Bank advances	5,000	2,500	2,000
Repayments of Federal Home Loan Bank advances	—	(2,000)	—
Net increase (decrease) in other borrowings	3,956	1,716	(4,312)
Net decrease in federal funds purchased	—	(8)	(692)
Proceeds from issuance of preferred stock, net of offering costs	—	—	5,452
Proceeds from issuance of common stock, net of offering costs	20,154	6,912	294
Dividends paid on preferred stock	(105)	—	—
Cash paid to convert preferred stock to common stock	(770)	—	—

Net cash provided by financing activities	87,810	63,522	57,987

Net (decrease) increase in cash and cash equivalents	(1,303)	(708)	6,235
Cash and cash equivalents at beginning of year	8,970	9,678	3,443

Cash and cash equivalents at end of year	$7,667	8,970	9,678

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,625	4,544	3,590

Income taxes	$—	—	—

Noncash transactions:
Accumulated other comprehensive income (loss), change in unrealized loss on securities available for sale	$(250)	26	(74)

Transfer of loans to foreclosed real estate	$—	—	138

Transfer of loans held for sale to loans held to maturity	$10,233	10,941	—

Originated mortgage loan servicing rights capitalized	$717	669	292

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2003 and 2002 and for Each of the Three Years in the

Period Ended December 31, 2003

(1) Summary of Significant Accounting Policies

Organization. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) which owns 100% of Coast Financial Partners, Inc. (“CFP”) (collectively the “Company”). On April 15, 2003, the Bank’s stockholders approved a Plan of Merger and Merger Agreement under which the Bank would become a wholly-owned subsidiary of the Holding Company. The Bank’s stockholders exchanged their common stock and preferred stock for shares of the Holding Company. As a result, all (1,350,450 shares) of the previously issued $5 par value common stock of the Bank were exchanged for 1,350,450 shares of the $5 par value common stock of the Holding Company and all (545,000 shares) of the previously issued $.01 par value preferred stock of the Bank were exchanged for 545,000 shares of the $.01 par value preferred stock of the Holding Company. The Holding Company’s merger with the Bank was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank and CFP.

The Holding Company’s primary activity is the operation of the Bank and CFP. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its five banking offices located in Manatee County, Florida. CFP provides investment advisory services to customers of the Bank.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company, the Bank and CFP. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following is a description of the significant accounting policies and practices followed by the Company, which conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

Use of Estimates. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days.

The Company is required by law or regulation to maintain cash reserves. The reserve balances were met by cash on hand at December 31, 2003 and 2002.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings (loss). Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from earnings (loss) and reported in comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are recorded on the trade date determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loans Held for Sale. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to operations. At December 31, 2002, the market value of loans held for sale exceeded the book value in the aggregate. There were no loans held for sale at December 31, 2003.

During the years ended December 31, 2003 and 2002 approximately $10,233,000 and $10,941,000 of loans held for sale were transferred to loans held to maturity. The loans were transferred at book value, which was less than market value at the date of transfer. Prior to 2002 all 1-4 family construction loans were held for sale at the time construction was complete and the loans went on permanent status. During 2003, the Company changed its policy to decide at the end of construction if the loans would be held for sale. At December 31, 2003, no loans were construction was complete were held for sale.

Loan origination fees and direct loan origination costs are deferred until the related loan is sold, at which time the net fees are included in the gain on sale of loans held for sale in the consolidated statements of operations.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual installment and residential loans for impairment disclosures.

Foreclosed Real Estate. Real estate acquired through, or in lieu of, foreclosure, is initially recorded at the lower of fair value or the loan balance plus acquisition costs at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in operations.

Premises and Equipment. Land is stated at cost. Building, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful life of each type of asset or lease term, if shorter. The following are the ranges of depreciable lives used for the major asset categories:

Asset Category	Range of Depreciable Lives
Buildings	39.5 years
Furniture, fixtures and equipment	5 years - 7 years
Leasehold improvements	10 years

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Servicing. Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. Capitalized servicing rights are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized. At December 31, 2003 and 2002, a valuation allowance was not established because management believes it is more likely than not that the deferred tax asset will be realized during the carryforward period with future earnings of the Company.

Off-Balance-Sheet Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Stock Compensation Plan. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company accounts for their stock option plan under the recognition and measurement principles of APB No. 25. Stock options issued under the Company’s stock option plan have no intrinsic value at the grant date, and under APB No. 25 no compensation cost is recognized for them.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Stock Compensation Plan, Continued. The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,
	2003	2002	2001

Net loss, as reported	$(1,625)	(691)	(477)

Dividends on preferred stock	(105)	—	—

Net loss applicable to common stockholders before cash paid to convert preferred stockholders to common stock	(1,730)	(691)	(477)

Cash paid to convert preferred stockholders to common stock	(770)	—	—

Net loss applicable to common stockholders after cash paid to convert preferred stockholders to common stock	(2,500)	(691)	(477)

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(665)	(81)	(220)

Proforma net loss	$(3,165)	(772)	(697)

Loss per share after cash paid to convert preferred stockholders to common stock, basic and diluted	$(1.46)	(.66)	(.68)

Proforma loss per share after cash paid to convert preferred stockholders to common stock, basic and diluted	$(1.85)	(.74)	(1.00)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rate	4.55%	4.19%	4.50%
Dividend yield	—%	—%	—%
Expected volatility	—%	—%	—%
Expected life in years	10	10	10

Estimated fair value of each option granted during the year	$5.24	3.30	3.50

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Advertising. The Company expenses all media advertising as incurred.

Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value.

Securities. Fair values for securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying value of Federal Home Loan Bank stock approximates fair value.

Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for impaired loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

Loans Held for Sale. Fair values of loans held for sale are based on commitments on hand from investors or prevailing market prices.

Accrued Interest Receivable. Book value approximates fair value.

Loan Servicing Rights. Fair value for loan servicing rights are based upon market prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

Deposit Liabilities. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities of time deposits.

Federal Home Loan Bank Advances. Fair value of the advances from the Federal Home Loan Bank are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowings.

Other Borrowings. Fair values of other borrowings approximates their fair value.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

 Fair Values of Financial Instruments, Continued

Off-Balance-Sheet Instruments. Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

Comprehensive Income (Loss). Generally accepted accounting principles require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net loss, are components of comprehensive income (loss). The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Before Tax	Tax Effect	After Tax
Year Ended December 31, 2003:
Holding losses	$(303)	114	(189)
Gains included in net loss	(98)	37	(61)

Net unrealized holding losses	$(401)	151	(250)

Year Ended December 31, 2002:
Holding losses	(994)	373	(621)
Gains included in net loss	(155)	58	(97)
Permanent impairment of a security available for sale	1,191	(447)	744

Net unrealized holding gains	$42	(16)	26

Year Ended December 31, 2001:
Holding gains	45	(17)	28
Gains included in net loss	(163)	61	(102)

Net unrealized holding losses	$(118)	44	(74)

Loss Per Share. Basic and diluted loss per share is computed on the basis of the weighted-average number of common shares outstanding. Outstanding stock options and preferred stock, if converted, are not considered dilutive due to the net losses incurred by the Company.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1) Summary of Significant Accounting Policies, Continued

Recent Pronouncements. In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements.

In January 2003, the FASB issued (Revised in December 2003) FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46”) which addresses consolidation by business enterprises of variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003. The Company has no variable interest entities, therefore FIN 46 had no effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on the Company’s consolidated financial statements.

Reclassification. Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 presentation.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2) Securities Available for Sale

Securities have been classified according to management’s intent. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2003-
Mortgage-backed securities	$27,465	2	(495)	26,972

At December 31, 2002:
U.S. agency securities	1,503	2	—	1,505
Mortgage-backed securities	25,285	9	(86)	25,208
Collateralized mortgage obligations	2,594	—	(17)	2,577

	$29,382	11	(103)	29,290

Sales of securities available for sale are summarized as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Gross proceeds	$12,053	$27,247	25,371

Gross realized gains	98	162	163
Gross realized losses	—	(7)	—

Net realized gains	$98	155	163

At December 31, 2003 and 2002, securities with a carrying value of approximately $17,015,000, and $18,592,000, respectively were pledged to secure public funds and repurchase agreements.

At December 31, 2003, eight mortgage-backed securities with a fair value of approximately $7,621,000 and unrealized losses of approximately $151,000 have been in a unrealized loss position for over twelve months. The unrealized losses are due to a decline in market rates. Management believes that these losses are temporary and due to the nature of the securities expects all principal balances to be collected.

During the year ended December 31, 2002, a security available for sale with a balance of approximately $1,191,000 was written-off due to impairment. In 2003, approximately $400,000 was recovered by the Company.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3) Loans

The components of loans are as follows (in thousands):

	At December 31,
	2003	2002
Commercial	$30,321	23,829
Commercial real estate	55,506	21,827
Installment	36,687	29,801
Residential real estate	43,746	14,780
Residential construction	49,635	26,640

	215,895	116,877
Add (deduct):
Deferred loan costs, net	1,508	676
Allowance for loan losses	(3,163)	(1,350)

Loans, net	$214,240	116,203

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Beginning balance	$1,350	644	370
Provision for loan losses	2,934	835	353
Charge-offs, net of recoveries	(1,121)	(129)	(79)

Ending balance	$3,163	1,350	644

Impaired collateral dependent loans were as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Balance at end of year	$281	187	—

Total related allowance for losses	$192	28	—

Average investment in impaired loans	$103	1	126

Interest income recognized on impaired loans	$—	—	2

Interest income received on impaired loans	$—	—	2

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2003	2002
Nonaccrual loans	$1,055	55
Past due ninety days or more, still accruing	—	243

	$1,055	298

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4) Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of these loans are summarized as follows (in thousands):

	At December 31,
	2003	2002
Mortgage loan portfolios serviced for:
FNMA	$105,829	51,249
FHLMC	4,585	2,239
Other investors	2,033	6,349

	$112,447	59,837

Custodial escrow balances maintained in connection with the foregoing loan servicing are approximately $125,000 and $200,000 at December 31, 2003 and 2002, respectively.

The balance of capitalized originated mortgage servicing rights at December 31, 2003 and 2002 of approximately $1,134,000 and $775,000, respectively, approximated fair value, therefore no valuation allowance has been established. At December 31, 2003 the fair value of servicing rights were determined using discount rates ranging from 2.45% to (0.04)% and prepayment speeds ranging from 84.6% to 5.64%, depending upon the stratification of the specific right.

The following summarizes mortgage servicing rights capitalized and amortized (in thousands):

	Year Ended December 31,
	2003	2002	2001
Mortgage servicing rights capitalized	$717	669	292

Mortgage servicing rights amortized	$358	160	44

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5) Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2003	2002
Land	$1,891	670
Buildings	4,814	4,050
Furniture, fixtures and equipment	2,867	1,774
Leasehold improvements	167	139

Total, at cost	9,739	6,633

Less accumulated depreciation and amortization	(1,125)	(600)

Premises and equipment, net	$8,614	6,033

The Company leases the land where the main office is located but owns the building. The land lease expires in 2007 and includes five additional 10 year renewal options and one final fourteen year renewal period. The Company also has lease agreements for one branch office and a suite adjacent to the operations center. These leases range from three to five years with renewal options. All leases contain escalation clauses during the terms of the leases. In 2002, the Company purchased a branch location from a director of the Company at fair value. Total rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $154,000, $116,000 and 99,000, respectively. Aggregate estimated minimum rental commitments under all operating leases at December 31, 2003 are summarized as follows (in thousands):

Year Ending December 31,	Amount
2004	$136
2005	124
2006	102
2007	93
2008	52

$507

On January 13, 2004, the Company entered into a purchase commitment for a six-story office building for approximately $6.8 million. The Company expects to move its main office and operations center to this building. In addition, the Company expects to lease a portion of the building to third parties. Also, in October 2003, the Company entered into a purchase commitment for a parcel of land for $600,000 where the Company expects to construct a branch office in 2005. Also in November 2003, the Company entered into a purchase commitment for $356,000 for a branch office which is expected to open in the first quarter of 2004.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(6) Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $31.1 million and $24.9 million at December 31, 2003 and 2002, respectively.

A schedule of maturities of time deposits at December 31, 2003 follows (in thousands):

Year Ending December 31,	Amount
2004	$64,458
2005	37,918
2006	17,791
2007	8,561
2008	11,775
2009	10

$140,513

(7) Federal Home Loan Bank Advances

A summary of the Bank’s Federal Home Loan Bank of Atlanta (“FHLB”) advances by maturity and interest rate follows (in thousands):

Maturity	Interest Rate	At December 31,
		2003	2002
Overnight	Variable	$5,000	—
2004	2.66%	1,500	1,500
2005	3.18%	1,000	1,000

		$7,500	2,500

Advances from the FHLB are collateralized by the Company’s FHLB stock and a lien on specifically identified 1-4 family mortgage loans totaling approximately $7,619,000 at December 31, 2003.

In 2003, the Company established a $600,000 line of credit with a financial institution at an annual interest rate equal to prime which was to mature on April 15, 2005. This line of credit was paid- off in November, 2003. The line was collateralized by the common stock of the Bank.

(8) Other Borrowings

The Company enters into repurchase agreements with customers. These agreements require the Company to pledge securities as collateral for borrowings under these agreements. At December 31, 2003 and 2002, the outstanding balance of such borrowings totaled approximately $12,097,000 and $8,141,000, respectively and the Company pledged securities with a carrying value of approximately $16,742,000 and $17,105,000, respectively as collateral for these agreements.

(9) Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit and standby letters of credit and may involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9) Financial Instruments, Continued

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. In accordance with FIN 45, all fees received for standby letters of credit issued after December 31, 2002 are deferred and recognized on a straight line basis over the term of the letter of credit. The Company has obtained collateral, in the form of residential and commercial real estate, marketable securities and personal property from the customers to whom the letters of credit were issued in an amount in excess of the potential obligation of the Company and if they are required to fund these letters of credit, can liquidate such collateral to recover all amounts paid under the letters of credit. Therefore, the Company has recorded no liability for these letters of credit as of December 31, 2003 or 2002.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,667	7,667	8,970	8,970
Securities available for sale	26,972	26,972	29,290	29,290
Loans	214,240	216,903	116,203	117,767
Loans held for sale	—	—	10,888	11,152
Loan servicing rights	1,134	1,152	775	792
Accrued interest receivable	1,187	1,187	850	850
Federal Home Loan Bank stock	592	592	299	299

Financial liabilities:
Deposits	207,740	211,480	148,165	155,253
Federal Home Loan Bank advances	7,500	7,541	2,500	2,528
Other borrowings	12,097	12,097	8,141	8,141

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9) Financial Instruments, Continued

A summary of the notional amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at December 31, 2003, follows (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value
Commitments to extend credit	$73,742	—	—

Unused lines of credit	$19,516	—	—

Standby letters of credit	$2,711	—	—

(10) Savings Plan

The Company sponsors a 401(k) savings plan for all eligible employees. Employees are eligible to participate in the plan if they have been employed three months and are at least twenty-one years of age. The Company may or may not elect to make matching contributions to the plan. The Company made no matching contributions in 2003, 2002 or 2001.

(11) Credit Risk

The Company grants the majority of its loans to borrowers throughout the Manatee County, Florida area. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy in Manatee County, Florida.

(12) Income Taxes

The income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Deferred:
Federal	$(817)	(353)	(241)
State	(139)	(60)	(41)

Total deferred	$(956)	(413)	(282)

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12) Income Taxes, Continued

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2003		2002		2001
	Amount	% of Pretax Loss	Amount	% of Pretax Loss	Amount	% of Pretax Loss
Income tax benefit at statutory rate	$(878)	(34.0)%	$(375)	(34.0)%	$(258)	(34.0)%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	(92)	(3.6)	(40)	(3.6)	(27)	(3.6)
Other	14.5		2.2		3.4

Income tax benefit	$(956)	(37.1)%	$(413)	(37.4)%	$(282)	(37.2)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	At December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$2,861	2,113
Organizational and preopening costs	75	55
Unrealized loss on securities available for sale	185	34
Allowance for loan losses	860	271
Other	49	26

Deferred tax assets	4,030	2,499

Deferred tax liabilities:
Accrual to cash conversion	(218)	(292)
Deferred loan costs	(606)	(310)
Mortgage servicing rights	(427)	(292)
Accumulated depreciation	(254)	(187)

Deferred tax liabilities	(1,505)	(1,081)

Net deferred tax asset	$2,525	1,418

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12) Income Taxes, Continued

At December 31, 2003, the Company has net operating loss carryforwards of approximately $7.6 million available to offset future taxable income. The carryforwards expire as follows (in thousands):

Year	Amount
2020	$2,023
2021	1,830
2022	1,740
2023	2,012

$7,605

(13) Related Party Transactions

At December 31, 2003 and 2002, officers and directors of the Company and entities in which they hold a financial interest had approximately $6.2 million and $11.3 million, respectively of funds on deposit in the Bank. At December 31, 2003 and 2002 there were loans with a balance outstanding of approximately $4.6 million and $5.8 million, respectively to these related parties.

(14) Stock Option Plan

The Company has a stock option plan for certain key employees and directors of the Company. A total of 405,000 shares (amended) of common stock have been reserved under this plan. 105,600 shares remain available for grant at December 31, 2003. The exercise price of the stock options granted under this plan must at least equal the fair market value of the common stock at the date of grant. The options have ten year terms and vest over periods of up to three years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2000	—	$—	—	—
Granted	102,400	10.00	10.00	1,024

Outstanding at December 31, 2001	102,400	10.00	10.00	1,024
Granted	17,600	10.50	10.50	185
Forfeited	(14,100)	(10.00)	(10.00)	(141)

Outstanding at December 31, 2002	105,900	10.00-10.50	10.08	1,068
Granted	200,000	10.50-14.50	14.30	2,860
Forfeited	(6,500)	(10.00)	(10.00)	(65)

Outstanding at December 31, 2003	299,400	$10.00-14.50	12.90	3,863

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2003 and 2002 was 9.2 years and 8.7 years, respectively.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(14) Stock Option Plan, Continued

These options are exercisable as follows:

Year Ending	Number of Shares	Weighted-Average Exercise Price
Currently	291,899	$12.87
2004	4,167	13.58
2005	3,334	14.30

	299,400	$12.90

(15) Stockholders’ Equity

Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company. The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2003, no retained earnings were available for dividends without prior regulatory approval.

During the initial stock offering period 600,000 shares were offered and sold in units at $10.00 per unit, with a unit consisting of one share of common stock and one warrant. Each warrant entitled the holder to purchase one additional share of common stock for $10 per share during the thirty-six month period ending April 7, 2003. As of December 31, 2001, 29,460 warrants had been exercised. All of the remaining warrants were called by the Company as of June 30, 2002. Of the total remaining warrants, 319,425 were exercised by the warrant holders for total proceeds of $3,194,000 and 87,065 warrants were sold by the warrant holders to an investment banking firm who sold the common stock to third parties for total proceeds of $914,000. In addition, the investment banking firm sold 312,935 new shares of common stock to third parties for total proceeds of $3,287,000. Total offering costs amounted to approximately $483,000.

During 2001, the Company issued 545,000 shares of 7% series A, noncumulative convertible perpetual preferred stock. Dividends were payable quarterly in cash commencing in the quarter ending March 31, 2002, when declared by the Company’s Board of Directors. As of December 31, 2002, no dividends had been declared. On June 24, 2003, a dividend of $105,000 was declared for the second quarter of 2003 which was paid on June 30, 2003. The preferred stock was convertible at the option of the holder into shares of common stock on a one-to-one basis, subject to certain adjustments. The preferred stock could not be redeemed prior to December 31, 2005. At any time on or after such date, the preferred stock could be redeemed only in shares of common stock of the Company at the option of the Company at predetermined prices. The preferred stock had a liquidation preference equal to $11 per share plus any declared and unpaid dividends. Shares of preferred stock voted with holders of common stock on an as-converted basis.

On October 20, 2003, the preferred stock shareholders agreed to convert all the outstanding preferred stock into shares of common stock on a one-for-one basis. In addition the Company agreed to pay a total of $770,125 to the preferred shareholders in connection with this agreement.

During 2003, 1,840,000 shares of common stock were offered and sold for $12.00 per share. Proceeds for this offering amounted to $20,154,000, net of offering costs of $1,926,000.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16) Regulatory Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2003, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2003:
Total capital (to Risk-Weighted Assets):
Consolidated	$34,023	17.79%	$15,307	8.00%	N/A	N/A
Bank	20,426	10.68	15,301	8.00	$19,126	10.00%
Tier I Capital (to Risk-Weighted Assets):
Consolidated	31,633	16.54	7,653	4.00	N/A	N/A
Bank	18,035	9.43	7,651	4.00	11,476	6.00
Tier I Capital (to Average Assets):
Consolidated	31,633	12.99	9,740	4.00	N/A	N/A
Bank	18,035	7.41	9,739	4.00	12,174	5.00
As of December 31, 2002 (Bank Only):
Total capital (to Risk-Weighted Assets)	$16,291	13.03%	$10,001	8.00%	$12,507	10.00%
Tier I Capital (to Risk-Weighted Assets)	14,941	11.95	5,003	4.00	7,504	6.00
Tier I Capital (to Average Assets)	14,941	8.82	6,777	4.00	8,472	5.00

(17) Contingencies

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18) Holding Company Financial Information

As discussed in Note 1 to the consolidated financial statements, the Holding Company was organized during 2003. The Holding Company’s financial information as of December 31, 2003 and for the twelve month period then ended follows, assuming the merger occurred on January 1, 2003 (in thousands):

Condensed Balance Sheet

At December 31, 2003
Assets
Cash due from banks	$13,818
Investment in subsidiary	20,000
Deferred income taxes	67

Total assets	$33,885

Liabilities and Stockholders’ Equity
Liabilities	220
Stockholders’ equity	33,665

Total liabilities and stockholders’ equity	$33,885

Condensed Statement of Operations

For the Year Ended December 31, 2003
Expenses	$(115)
Loss of subsidiary	(1,510)

Net loss	$(1,625)

Condensed Statement of Cash Flows

For the Year Ended December 31, 2003
Cash flows from operating activities:
Net loss	$(1,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Credit for deferred income taxes	(67)
Equity in undistributed loss of subsidiary	1,510
Increase in liabilities	220

Net cash provided by operating activities	38

Cash flow from investing activity-
Capital contribution to subsidiary	(5,499)

Cash flows from financing activities:
Net proceeds from issuance of common stock	20,154
Dividends paid on preferred stock	(105)
Cash paid to convert preferred stock to common stock	(770)

Net cash provided by financing activities	19,279

Net increase in cash and cash equivalents	13,818

Cash and cash equivalents at beginning of the year	—

Cash and cash equivalents at end of year	$13,818

Noncash transaction:
Change in investment in subsidiary due to change in accumulated other comprehensive income (loss), change in unrealized loss on securities available for sale, net of income tax	$(250)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits	Sequentially Numbered Pages
3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

4.3	Securities Conversion Agreement, dated October 20, 2003, by and among the Company and all of the holders of its Series A Preferred Stock, incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

10.1	Employment Agreement, dated January 1, 2004, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian P. Peters.*

10.2	Employment Agreement, dated January 1, 2004, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian F. Grimes.*

10.3	Employment Agreement, dated January 1, 2004, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Anne V. Lee.*

10.4	Coast Financial Holdings, Inc. Amended and Restated 2003 Stock Option Plan, dated September 3, 2003, and Forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

10.5	Purchase and Sale Agreement, dated January 13, 2004 by and between 1301 Associates, L.C., for the purchase of the downtown Bradenton building, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on February 26, 2004.

21.1	Subsidiaries of the Company.*

23.1	Consent of Hacker Johnson & Smith, P.A.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

*	Exhibit filed herewith.