Form 10-Q
period 2004-03-31
COAST FINANCIAL HOLDINGS INC
filed 2004-04-23
CIK 1262276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $5.00 per share	3,747,450 shares
(class)	Outstanding at April 21, 2004

Transitional Small Business Format (Check One):    YES  ☐    NO  ☒

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$8,362	4,667
Federal funds sold	16,065	3,000

Cash and cash equivalents	24,427	7,667

Securities available for sale	27,686	26,972
Loans, net of allowance for loan losses of $3,212 in 2004 and $3,163 in 2003	235,347	214,240
Federal Home Loan Bank stock, at cost	854	592
Premises and equipment, net	9,616	8,614
Accrued interest receivable	1,263	1,187
Deferred income taxes	2,417	2,525
Loan servicing rights	1,105	1,134
Other assets	1,019	952

Total assets	$303,734	263,883

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	25,356	20,293
Savings, NOW and money-market deposits	60,125	46,934
Time deposits	162,827	140,513

Total deposits	248,308	207,740

Federal Home Loan Bank advances	2,500	7,500
Other borrowings	16,148	12,097
Other liabilities	2,820	2,881

Total liabilities	269,776	230,218

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 3,747,450 and 3,735,450 shares issued and outstanding in 2004 and 2003	18,737	18,677
Additional paid-in capital	19,404	19,351
Accumulated deficit	(4,046)	(4,055)
Accumulated other comprehensive income (loss)	(137)	(308)

Total stockholders’ equity	33,958	33,665

Total liabilities and stockholders’ equity	$303,734	263,883

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2003
Interest income:
Loans	$3,604	2,418
Securities	238	276
Other	12	23

Total interest income	3,854	2,717

Interest expense:
Deposits	1,471	1,279
Borrowings	85	87

Total interest expense	1,556	1,366

Net interest income	2,298	1,351
Provision for loan losses	329	181

Net interest income after provision for loan losses	1,969	1,170

Noninterest income:
Service charges on deposit accounts	96	65
Gain on sale of loans held for sale	283	269
Gain on sale of securities available for sale	—	36
Net loan servicing cost	(58)	(12)
Asset management fees	71	117
Other	196	145

Total noninterest income	588	620

Noninterest expenses:
Employee compensation and benefits	1,330	1,137
Occupancy and equipment	335	227
Data processing	248	202
Professional fees	176	87
Office supplies	56	56
Advertising	97	73
Telephone	82	40
Settlement on impaired security	—	(400)
Other	218	153

Total noninterest expenses	2,542	1,575

Earnings before income taxes	15	215
Income tax provision	6	81

Net earnings	$9	134

Earnings per share, basic and diluted	$—	.10

Weighted-average number of common shares outstanding, basic and diluted	3,740,032	1,350,450

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2004 and 2003

($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2002	$5,995	6,752	5,897	(2,325)	(58)	16,261

Comprehensive income:
Net earnings (unaudited)	—	—	—	134	—	134
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	26	26

Comprehensive income (unaudited)						160

Balance at March 31, 2003 (unaudited)	$5,995	6,752	5,897	(2,191)	(32)	16,421

Balance at December 31, 2003	$—	18,677	19,351	(4,055)	(308)	33,665

Comprehensive income:
Net earnings (unaudited)	—	—	—	9	—	9
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	171	171

Comprehensive income (unaudited)	—	—	—	—	—	180

Offering costs relating to 2003 common stock offering paid in 2004 (unaudited)	—	—	(7)	—	—	(7)
Proceeds from exercise of common stock options (12,000 shares) (unaudited)	—	60	60	—	—	120

Balance at March 31, 2004 (unaudited)	$—	18,737	19,404	(4,046)	(137)	33,958

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$9	134
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	174	603
Provision for loan losses	329	181
Deferred income taxes	6	81
Amortization and accretion of discounts and premiums on securities	56	56
Amortization of loan servicing rights	243	60
Gain on sale of securities available for sale	—	(36)
Settlement on impaired security	—	(400)
Write-down of foreclosed real estate	—	9
Gain on sale of loans held for sale	(283)	(268)
Originations of loans held for sale	(18,249)	(21,651)
Proceeds from sale of loans held for sale	18,318	16,205
Increase in accrued interest receivable	(76)	(69)
Increase in other assets	(67)	(65)
(Decrease) increase in other liabilities	(61)	580

Net cash provided by (used in) operating activities	399	(4,580)

Cash flows from investing activities:
Purchase of securities available for sale	(2,430)	(9,053)
Proceeds from maturities, calls, repayments and sales of securities available for sale	1,933	8,939
Net increase in loans	(21,436)	(11,499)
Purchase of premises and equipment	(1,176)	(1,008)
Purchase of Federal Home Loan Bank stock	(262)	(293)

Net cash used in investing activities	(23,371)	(12,914)

Cash flows from financing activities:
Net increase in deposits	40,568	16,974
Proceeds from Federal Home Loan Bank advances	—	5,000
Repayments of Federal Home Loan Bank advances	(5,000)	—
Net increase in other borrowings	4,051	2,965
Offering costs	(7)	—
Proceeds from exercise of common stock options	120	—

Net cash provided by financing activities	39,732	24,939

Net increase in cash and cash equivalents	16,760	7,445
Cash and cash equivalents at beginning of period	7,667	8,970

Cash and cash equivalents at end of period	$24,427	16,415

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, Continued

(In thousands)

	Three Months Ended March 31,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$1,526	1,370

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of taxes	$171	26

Originated mortgage loan servicing rights capitalized	$214	148

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) (collectively, the “Company”). On April 15, 2003, the Bank’s stockholders approved a Plan of Merger and Merger Agreement under which the Bank became a wholly-owned subsidiary of the Holding Company. The Bank’s stockholders exchanged their common stock and preferred stock for shares of the Holding Company. As a result, all (1,350,450 shares) of the previously issued $5 par value common stock of the Bank were exchanged for 1,350,450 shares of the $5 par value common stock of the Holding Company and all (545,000 shares) of the previously issued $.01 par value preferred stock of the Bank were exchanged for 545,000 shares of the $.01 par value preferred stock of the Holding Company. The Holding Company’s merger with the Bank was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank and Coast Financial Partners, Inc. (“CFP”).

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its six banking offices located in Manatee County, Florida. CFP provided investment advisory services to customers of the Bank. During the three-months ended March 31, 2004, CFP ceased operations and the Bank now provides these services through an unrelated entity.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003. The results of operations and other data for the three- month period ended March 31, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

2.	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at beginning of period	$3,163	1,350
Provision for loan losses	329	181
Charge-offs, net of recoveries	(280)	(32)

Balance at end of period	$3,212	1,499

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Balance at end of period	$520	188

Total related allowance for losses	$355	94

Average investment in impaired loans	$339	127

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

Nonaccrual and past due loans were as follows (in thousands):

	At March 31,
	2004	2003
Nonaccrual loans	$1,850	242
Past due ninety days or more, still accruing	—	30

	$1,850	272

3.	Stock Option Plan. The Company has a stock option plan for certain key employees and directors of the Company. A total of 405,000 shares (amended) of common stock have been reserved under this plan. 99,600 shares remain available for grant at March 31, 2004. The exercise price of the stock options granted under this plan must at least equal the fair market value of the common stock at the date of grant. The options have ten year terms and vest over periods of up to three years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted - Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2003	305,400	$10.00-14.50	12.90	3,941
Exercised	(12,000)	10.00	10.00	(120)

Outstanding at March 31, 2004	293,400	$10.00-14.50	13.02	3,821

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Stock Option Plan, Continued. The Company accounts for their stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended March 31,
	2004	2003
Net earnings applicable to common stockholders, as reported	$9	134
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(6)	(3)

Proforma net earnings	$3	131

Earnings per share:
Basic and diluted, as reported	$—	.10

Basic and diluted, proforma	$—	.10

There were no options granted during the three months ended March 31, 2004 or 2003.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Regulatory Capital. The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2004 of the regulatory capital requirements and the Company’s and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets:
Company	16.09%	8.00%
Bank	13.46%	8.00%
Tier I capital to risk-weighted assets:
Company	14.83%	4.00%
Bank	12.20%	4.00%
Tier I capital to total assets - leverage ratio:
Company	11.47%	4.00%
Bank	9.45%	4.00%

5.	Earnings Per Share. Basic and diluted earnings per share are computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not considered dilutive.

6.	Sale of Residential Loan Servicing. During the three months ended March 31, 2004 the Bank entered into a contract to sell its servicing portfolio of approximately $112 million in loans. The sale is expected to take place during the second quarter of 2004 and management does not expect the transaction to result in a gain or loss.

7.	Subsequent Event. On April 7, 2004, the Bank purchased a six story building in downtown Bradenton, Florida for $6.8 million. The building will house, subject to regulatory approval, a new branch and the Company’s headquarters. The Bank expects the branch to open in the second quarter of 2004 and to move its headquarters during the fourth quarter of 2004.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Accountants

Hacker, Johnson & Smith PA, independent accountants, have made a limited review of the financial data as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Independent Accountants’ Report

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Coast Financial Holdings, Inc. and Subsidiaries (the “Company”) as of March 31, 2004 and the related condensed consolidated statements of earnings, changes in stockholders’ equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

April 14, 2004

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

or Plan of Operation

Forward Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, simulation of changes in interest rates, capital spending and financing sources, and revenue sources. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.” In addition, the Company may from time to time make such written or oral forward-looking statements in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to stockholders, and in other communications made by or with the approval of the Company.

These forward-looking statements are based largely on information currently available to our management, and upon current views, expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates, judgments and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, contingencies, and other factors. Accordingly, we cannot give you any assurance that our expectations will in fact occur or that our estimates, judgments or assumptions will be correct. We caution you that actual results may differ materially and adversely from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the general and local economic environment, competition and competitive products and pricing, fiscal and monetary policies of the U.S. government, inflation, changes in interest rates, the Company’s ability to successfully open and operate new branches and collect on delinquent loans, changes in the value of collateral securing loans we have made, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

Many of these factors are beyond our control, and you should read carefully the factors described in “Risk Factors” in the Company’s filings (including its Forms 10-KSB and registration statements) with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

General

Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) (collectively the “Company”). On April 15, 2003, the Bank’s stockholders approved a Plan of Merger and Merger Agreement under which the Bank became a wholly-owned subsidiary of the Holding Company. The Bank’s stockholders exchanged their common stock and preferred stock for shares of the Holding Company. As a result, all (1,350,450 shares) of the previously issued $5 par value common stock of the Bank were exchanged for 1,350,450 shares of the $5 par value common stock of the Holding Company and all (545,000 shares) of the previously issued $.01 par value preferred stock of the Bank were exchanged for 545,000 shares of the $.01 par value preferred stock of the Holding Company. The Holding Company’s merger with the Bank was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank. In connection with the initial public offering of the Holding Company’s common stock in November 2003, all outstanding preferred stock was converted into common stock. During the three months ended March 31, 2004, Coast Financial Partners, Inc. ceased operations.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2004, was from net deposit inflows of approximately $40.6 million, an increase in other borrowings of approximately $4.1 million and principle repayments and calls of securities available for sale of approximately $1.9 million. Cash was used primarily to originate net loans of approximately $21.4 million, repay Federal Home Loan Bank advances of approximately $5.0 million and to purchase securities of approximately $2.4 million. At March 31, 2004, the Bank exceeded its regulatory liquidity requirements.

Management is not aware of any material trends, favorable or unfavorable, in our capital resources. Management will continue to attempt to acquire short-term deposits and low cost transaction accounts.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies, and monitoring controls in making commitments and letter of credit as it does with its lending activities. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at March 31, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$83,598

Unused lines of credit loans	$21,206

Standby letters of credit	$2,636

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Selected Ratios

The following are presented for the dates and periods indicated:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003	Three Months Ended March 31, 2003
Average equity as a percentage of average assets	12.08%	8.68%	8.58%
Equity to total assets at end of period	11.18%	12.76%	8.15%
Return on average assets (1)	0.01%	(0.76)%	0.29	%(2)
Return on average equity (1)	0.11%	(8.70)%	3.37	%(2)
Dividend payout ratio (3)	N/A	N/A	N/A

(1)	Annualized for the three months ended March 31.
(2)	Excluding the after tax settlement on impaired securities during the period, the return on average assets was (0.25)% and the return of average equity was (2.89)%.
(3)	The Company has not paid dividends on common stock since inception.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Results of Operations

The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) interest-rate spread; and (v) net interest margin.

	Three Months Ended March 31,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$223,949	3,604	6.47%	$136,172	2,418	7.20%
Securities	27,404	238	3.49	28,432	276	3.94
Other interest-earning assets (2)	5,438	12	0.89	8,163	23	1.14

Total interest-earning assets	256,791	3,854	6.04	172,767	2,717	6.38

Noninterest-earning assets	21,536			15,354

Total assets	$278,327			$188,121

Interest-bearing liabilities:
Savings, NOW and money-market	50,243	160	1.28	39,344	181	1.87
Time deposits	149,843	1,311	3.52	102,672	1,098	4.34

Total interest-bearing deposits	200,086	1,471	2.96	142,016	1,279	3.65
Other borrowings	20,631	85	1.66	13,332	87	2.65

Total interest-bearing liabilities	220,717	1,556	2.84	155,348	1,366	3.57

Noninterest-bearing liabilities	24,000			16,641
Stockholders’ equity	33,610			16,132

Total liabilities and stockholders’ equity	$278,327			$188,121

Net interest income		$2,298			$1,351

Interest-rate spread (3)			3.20%			2.81%

Net interest margin (4)			3.60%			3.17%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16			1.11

(1)	Includes non-accrual loans.
(2)	Includes federal funds sold and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2004 and 2003

General. Our net earnings for the three months ended March 31, 2004, were $9,000 compared to net earnings of $134,000 or $.10 earnings per basic and diluted share of the three months ended March 31, 2003. Excluding the net after tax settlement on impaired securities, during the first quarter of 2003 there was a net loss for the three months ended March 31, 2003 of $(115,000) or $(0.09) loss per basic and diluted share. Net earnings increased due to an increase in net interest income, which was partially offset by an increase in noninterest expenses.

During the three months ended March 31, 2003, management made the strategic decision to sell our residential servicing portfolio, and to begin selling residential loans servicing released.

Net Interest Income. Interest income increased to $3.9 million during the three months ended March 31, 2004, from $2.7 million in 2003. Interest on loans for the three months ended March 31, 2004 was $3.6 million, resulting from an average yield of 6.47% compared to $2.4 million resulting from an average yield of 7.20% for 2003. The increase in interest on loans was primarily due to an increase in the average loan balance to $223.9 million, during the three months ended March 31, 2004 compared to $136.2 million, in 2003. Interest on securities decreased to $238,000 during the three months ended March 31, 2004, from $276,000 in 2003. The decrease in interest income on securities was primarily due to the decline in the average portfolio yield to 3.49% during the three months ended March 31, 2004 from 3.94% in 2003. Interest on other interest earning assets decreased to $12,000 during the three months ended March 31, 2004, from $23,000 during the three months ended March 31, 2003.

Interest expense on interest bearing liabilities increased to $1.6 million during the three months ended March 31, 2004, from $1.4 million during the three months ended March 31, 2003. The increase was due to an increase in the average balance of interest bearing liabilities, which was partially offset by a decrease in the average cost of interest bearing liabilities to 2.84% in 2004 from 3.57% in 2003. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates. Management is intent on building core deposits for the long-term, which enhance customer retention, and anticipate the mix of deposits to shift throughout the remainder of 2004.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2004 and 2003, Continued

Provision for Loan Losses, Continued. The provision for loan losses was $329,000 for the three months ended March 31, 2004 compared to $180,000 for the three months ended March 31, 2003. The increase in the provision was due to growth in the loan portfolio. Commercial real estate loans grew 137% and now comprise 27% of the Bank’s net loan portfolio at March 31, 2004, compared to 19% in 2003. Residential construction and land loans more than doubled and now account for 26% of net loans, compared to 21% at March 31, 2003.

The ratio of net charge-offs to average loans outstanding declined 11 basis points to 0.13% at March 31, 2004, compared to 0.02% at March 31, 2003. Since the three months ended December 31, 2003 the ratio of net charge-offs to average loans outstanding improved 32 basis points from 0.45%.

The allowance for loan losses was $3.2 million at March 31, 2004. While management believes that its allowance for loan losses is adequate as of March 31, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $588,000 for the three months ended March 31, 2004 compared to $620,000 for the three months ended March 31, 2003. The decrease was due to an increase in net loan servicing costs and a decline in asset management fees due to the dissolving of CFP during the three months ended March 31, 2004, which was partially offset by an increase in service charges on deposit accounts, other income and fees and gains recognized on the sale of loans held for sale.

Noninterest Expenses. Noninterest expense increased to $2.5 million for the three months ended March 31, 2004 compared to $1.6 million for the three months ended March 31, 2003. The increase was due to the $400,000 settlement on impaired securities in 2003 and an increase in employee compensation and benefits and occupancy and equipment expense due to the opening of a new banking office in both the third and fourth quarter of 2003.

Income Taxes. The income tax provision for the three months ended March 31, 2004 was $6,000 (an effective rate of 40.0%) compared to $81,000 for the three months ended March 31, 2003 ( an effective rate of 37.7%).

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Item 3. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our management, with the participation of our President and Chief Executive Office and our Chief Financial Officer (the Company’s principal executive officer and principal financial officer, respectively), have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-QSB.

Based on this evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure the disclosure of material information relating to the Company and the Company’s consolidated subsidiaries that is required to be disclosed in reports filed or submitted by the Company under the Exchange Act.

The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which Coast Financial Holdings, Inc., is a party or to which any of their property subject.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits were filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-QSB.

Exhibit No.	Description of Exhibit
10.5	Separation Agreement by and between Coast Financial Holdings, Inc. and Gerald L. Anthony. Filed with the Companies Form 8K on February 17, 2004.

10.6	Purchase and Sale Agreement, dated January 13, 2004, by and between 1301 Associates, L.C. and the Company. Filed with the Companies Form 8K on February 14, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. Registrant filed three Form 8-K’s during the three-month period ended March 31, 2004.

On January 29, 2004, Coast Financial Holdings, Inc. issued a press release announcing its financial results for the year ended December 31, 2003 and for the fourth quarter of 2003.

On February 14, 2004, Coast Financial Holdings, Inc. entered into a purchase agreement to purchase certain real property located in Manatee County, Florida.

On February 17, 2004, Mr. Gerald L. Anthony resigned as Chief Executive Officer, President and Director of Coast Financial Holdings, Inc. (the “Company”). Mr. Brian P. Peters, President and COO of Coast Bank of Florida (the “Bank”) was appointed as the Chief Executive Officer, President and Director of the Company and as Chief Executive Officer of the Bank.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COAST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: April 23, 2004	By:	/s/ Brian P. Peters
Brian P. Peters, President and Chief Executive Officer

Date: April 23, 2004	By:	/s/ Brian F. Grimes
Brian F. Grimes, Executive Vice President and Chief Financial Officer