Form 10QSB
period 2004-06-30
COAST FINANCIAL HOLDINGS INC
filed 2004-08-10
CIK 1262276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $5.00 per share	3,751,350 shares
(class)	Outstanding at August 6, 2004

Transitional Small Business Format (Check One): YES ☐ NO ☒

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Cash and due from banks	$6,992	4,667
Federal funds sold	490	3,000

Cash and cash equivalents	7,482	7,667
Securities available for sale	47,482	26,972
Loans, net of allowance for loan losses of $2,808 and $3,163	256,969	214,240
Federal Home Loan Bank stock, at cost	854	592
Premises and equipment, net	16,502	8,614
Accrued interest receivable	1,420	1,187
Deferred income taxes	2,454	2,525
Loan servicing rights	—	1,134
Other assets	1,518	952

Total assets	$334,681	263,883

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	25,195	20,293
Savings, NOW and money-market deposits	88,970	46,934
Time deposits	160,859	140,513

Total deposits	275,024	207,740
Federal Home Loan Bank advances	2,500	7,500
Other borrowings	20,251	12,097
Other liabilities	2,980	2,881

Total liabilities	300,755	230,218

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 3,751,350 and 3,735,450 shares issued and outstanding in 2004 and 2003	18,757	18,677
Additional paid-in capital	19,423	19,351
Accumulated deficit	(3,811)	(4,055)
Accumulated other comprehensive income (loss)	(443)	(308)

Total stockholders’ equity	33,926	33,665

Total liabilities and stockholders’ equity	$334,681	263,883

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest income:
Loans	$3,861	2,638	7,465	5,056
Securities	245	275	483	551
Other interest-earning assets	25	21	37	44

Total interest income	4,131	2,934	7,985	5,651

Interest expense:
Deposits	1,705	1,326	3,176	2,605
Borrowings	73	101	158	188

Total interest expense	1,778	1,427	3,334	2,793

Net interest income	2,353	1,507	4,651	2,858
Provision for loan losses	491	131	820	312

Net interest income after provision for loan losses	1,862	1,376	3,831	2,546

Noninterest income:
Service charges on deposit accounts	106	66	202	131
Gain on sale of loans held for sale	379	414	662	683
Gain on sale of securities available for sale	—	62	—	98
Gain on sale of mortgage loan servicing rights	118	—	118	—
Gain on sale of merchant services	212	—	212	—
Net loan servicing (cost) fees	(101)	2	(159)	(10)
Asset management fees	—	123	71	240
Other service charges and fees	220	173	409	318
Other	15	7	22	7

Total noninterest income	949	847	1,537	1,467

Noninterest expenses:
Employee compensation and benefits	1,281	1,235	2,611	2,372
Occupancy and equipment	300	258	635	485
Data processing	258	228	506	430
Professional fees	141	116	317	203
Telephone, postage and supplies	168	140	336	259
Advertising	59	71	156	144
Settlement on impaired security	—	—	—	(400)
Other	223	309	411	439

Total noninterest expenses	2,430	2,357	4,972	3,932

Earnings (loss) before income taxes	381	(134)	396	81
Income tax provision (benefit)	146	(50)	152	31

Net earnings (loss)	235	(84)	244	50
Dividends on preferred stock	—	(105)	—	(105)

Net earnings (loss) applicable to common stockholders	$235	(189)	244	(55)

Earnings (loss) per share, basic	$0.06	(0.14)	0.07	(0.04)

Earnings (loss) per share, diluted	$0.06	(0.14)	0.06	(0.04)

Weighted-average number of common shares outstanding, basic	3,748,110	1,350,450	3,744,071	1,350,450

Weighted-average number of common shares outstanding, diluted	3,770,561	1,350,450	3,764,926	1,350,450

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2004 and 2003

($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2002	$5,995	6,752	5,897	(2,325)	(58)	16,261

Comprehensive income:
Net earnings (unaudited)	—	—	—	50	—	50
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(5)	(5)

Comprehensive income (unaudited)						45

Preferred stock dividends declared (unaudited)	—	—	—	(105)	—	(105)

Balance at June 30, 2003 (unaudited)	$5,995	6,752	5,897	(2,380)	(63)	16,201

Balance at December 31, 2003	$—	18,677	19,351	(4,055)	(308)	33,665

Comprehensive income:
Net earnings (unaudited)	—	—	—	244	—	244
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(135)	(135)

Comprehensive income (unaudited)						109

Offering costs relating to 2003 common stock offering paid in 2004 (unaudited)	—	—	(7)	—	—	(7)
Proceeds from exercise of common stock options (15,900 shares) (unaudited)	—	80	79	—	—	159

Balance at June 30, 2004 (unaudited)	$—	18,757	19,423	(3,811)	(443)	33,926

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$244	50
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	407	253
Provision for loan losses	820	312
Deferred income taxes	152	31
Amortization and accretion of discounts and premiums on securities	193	153
Amortization of loan servicing rights	274	100
Gain on sale of securities available for sale	—	(98)
Gain on sale of merchant services	(212)	—
Settlement on impaired security	—	(400)
Write-down of foreclosed real estate	—	32
Gain on sale of loan servicing rights	(118)	—
Gain on sale of loans held for sale	(662)	(683)
Originations of loans held for sale	(39,741)	(49,876)
Proceeds from sale of loans held for sale	40,315	43,832
Increase in accrued interest receivable	(233)	(102)
(Increase) decrease in other assets	(469)	199
Increase in other liabilities	99	1,073

Net cash provided by (used in) operating activities	1,069	(5,124)

Cash flows from investing activities:
Purchase of securities available for sale	(26,313)	(14,796)
Proceeds from maturities, calls, repayments and sales of securities available for sale	5,394	16,275
Net increase in loans	(43,549)	(28,362)
Purchase of premises and equipment	(8,295)	(1,275)
Purchase of Federal Home Loan Bank stock	(262)	(293)
Proceeds from sale of loan servicing rights	969	—
Proceeds from sale of foreclosed real estate	—	223
Proceeds from sale of merchant services	212	—

Net cash used in investing activities	(71,844)	(28,228)

Cash flows from financing activities:
Net increase in deposits	67,284	20,427
Repayments of Federal Home Loan Bank advances	(5,000)	—
Net increase in other borrowings	8,154	11,786
Offering costs	(7)	—
Proceeds from exercise of common stock options	159	—

Net cash provided by financing activities	70,590	32,213

Net decrease in cash and cash equivalents	(185)	(1,139)
Cash and cash equivalents at beginning of period	7,667	8,970

Cash and cash equivalents at end of period	$7,482	7,831

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, Continued

(In thousands)

	Six Months Ended June 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,333	2,812

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of taxes	$(135)	(5)

Originated mortgage loan servicing rights capitalized	$88	344

Transfer of loans to foreclosed real estate	$—	237

Transfer of loans servicing rights to other assets	$97	—

Preferred stock dividend declared, not yet paid	$—	105

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) (collectively, the “Company”). On April 15, 2003, the Bank’s stockholders approved a Plan of Merger and Merger Agreement under which the Bank became a wholly-owned subsidiary of the Holding Company. The Bank’s stockholders exchanged their common stock and preferred stock for shares of the Holding Company. As a result, all (1,350,450 shares) of the previously issued $5 par value common stock of the Bank were exchanged for 1,350,450 shares of the $5 par value common stock of the Holding Company and all (545,000 shares) of the previously issued $0.01 par value preferred stock of the Bank were exchanged for 545,000 shares of the $0.01 par value preferred stock of the Holding Company. The Holding Company’s merger with the Bank was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank and Coast Financial Partners, Inc. (“CFP”).

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its seven banking offices located in Manatee County, Florida. CFP provided investment advisory services to customers of the Bank. During the three-months ended March 31, 2004, CFP ceased operations and the Bank now provides these services through an unrelated entity.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2004, the results of operations for the three- and six-month periods ended June 30, 2004 and 2003 and cash flows for the six-month periods ended June 30, 2004 and 2003. The results of operations and other data for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

2.	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$3,212	1,499	3,163	1,350
Provision for loan losses	491	131	820	312
Net, charge-offs and recoveries	(895)	(43)	(1,175)	(75)

Balance at end of period	$2,808	1,587	2,808	1,587

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at end of period	$243	102	243	102

Total related allowance for losses	$40	15	40	15

Average investment in impaired loans	$340	189	339	158

Interest income recognized on impaired loans	$—	—	—	—

Interest income received on impaired loans	$—	—	—	—

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2004	2003
Nonaccrual loans	$1,770	373
Past due ninety days or more, still accruing	—	23

	$1,770	396

3.	Stock Option Plan. The Company has a stock option plan for certain key employees and directors of the Company. A total of 405,000 shares (amended) of common stock have been reserved under this plan. 99,600 shares remain available for grant at June 30, 2004. The exercise price of the stock options granted under this plan must at least equal the fair market value of the common stock at the date of grant. The options have ten year terms and vest over periods of up to three years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2003	305,400	$10.00-14.50	12.90	3,940
Exercised	(15,900)	(10.00)	(10.00)	(159)

Outstanding at June 30, 2004	289,500	$10.00-14.50	13.06	3,781

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Stock Option Plan, Continued. The Company accounts for their stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings (loss) applicable to common stockholders, as reported	$235	(189)	244	(55)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(6)	(3)	(12)	(5)

Proforma net earnings (loss)	$229	(192)	232	(60)

Earnings (loss) per share:
Basic, as reported	$0.06	(0.14)	0.07	(0.04)

Diluted, as reported	$0.06	(0.14)	0.06	(0.04)

Basic, proforma	$0.06	(0.14)	0.06	(0.04)

Diluted, proforma	$0.06	(0.14)	0.06	(0.04)

There were no options granted during the six months ended June 30, 2004 or 2003.

4.	Regulatory Capital. The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2004 of the regulatory capital requirements and the Company’s and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets:
Company	14.86%	8.00%
Bank	12.51%	8.00%
Tier I capital to risk-weighted assets:
Company	13.67%	4.00%
Bank	11.31%	4.00%
Tier I capital to total assets - leverage ratio:
Company	10.02%	4.00%
Bank	8.29%	4.00%

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Earnings (Loss) Per Share. Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities in 2004 for purposes of calculating diluted EPS which is computed using the treasury stock method. Outstanding stock options are not considered dilutive securities in 2003 due to the net losses incurred by the Company. The following table presents the calculations of the weighted-average number of shares for diluted EPS in 2004.

Weighted-Average Shares 2004
Three Months Ended June 30:
For Basic EPS	3,748,110
Effect of dilutive securities- Incremental shares from assumed conversion of options	22,451

For Diluted EPS	3,770,561

Six Months Ended June 30:
For Basic EPS	3,744,071
Effect of dilutive securities- Incremental shares from assumed conversion of options	20,855

For Diluted EPS	3,764,926

Shares not included in the computations of diluted earnings per share in 2004 because the options exercise price was not less than the market value for the three- and six-months ended June 30, 2004 are as follows:

	Number of Shares	Exercise Price	Year Issued	Year Expiring
Options	190,000	$14.50	2003	2013

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2004, and for the three- and six- month periods ended June 30, 2004 and 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Coast Financial Holdings, Inc. and Subsidiary (the “Company”) as of June 30, 2004, the related interim condensed consolidated statements of operations for the three- and six- month periods ended June 30, 2004 and 2003 and the related interim condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim condensed consolidated financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated January 21, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA
HACKER, JOHNSON & SMITH PA Tampa, Florida July 21, 2004

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

General

Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) (collectively the “Company”). On April 15, 2003, the Bank’s stockholders approved a Plan of Merger and Merger Agreement under which the Bank became a wholly-owned subsidiary of the Holding Company. The Bank’s stockholders exchanged their common stock and preferred stock for shares of the Holding Company. As a result, all (1,350,450 shares) of the previously issued $5 par value common stock of the Bank were exchanged for 1,350,450 shares of the $5 par value common stock of the Holding Company and all (545,000 shares) of the previously issued $0.01 par value preferred stock of the Bank were exchanged for 545,000 shares of the $0.01 par value preferred stock of the Holding Company. The Holding Company’s merger with the Bank was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank. In connection with the initial public offering of the Holding Company’s common stock in November 2003, all outstanding preferred stock was converted into common stock. During the three months ended March 31, 2004, Coast Financial Partners, Inc. ceased operations.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2004, was from net deposit inflows of approximately $67 million, an increase in other borrowings of approximately $8 million and principle repayments and calls of securities available for sale of approximately $5 million. Cash was used primarily to originate net loans of approximately $44 million, to purchase securities of approximately $26 million, to purchase premises and equipment of approximately $8 million and to repay Federal Home Loan Bank advances of approximately $5 million. At June 30, 2004, the Bank exceeded its regulatory liquidity requirements.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$93,252

Unused lines of credit loans	$22,900

Standby letters of credit	$2,789

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Selected Ratios

The following are presented for the dates and periods indicated:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003	Six Months Ended June 30, 2003
Average equity as a percentage of average assets	11.23%	8.68%	8.19%
Equity to total assets at end of period	10.14%	12.76%	7.74%
Return on average assets (1)	0.16%	(0.76)%	0.05	%(2)
Return on average equity (1)	1.45%	(8.70)%	0.62	%(2)
Dividend payout ratio (3)	N/A	N/A	N/A

(1)	Annualized for the six months ended June 30.

(2)	Excluding the after tax settlement on impaired securities during the period, the return on average assets was (0.20)% and the return of average equity was (2.48)%.

(3)	The Company has not paid dividends on common stock since inception.

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

	Three Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$246,154	3,861	6.31%	$151,352	2,638	6.99%
Securities	37,995	245	2.59	32,211	275	3.42
Other interest-earning assets (2)	10,625	25	0.95	6,751	21	1.25

Total interest-earning assets	294,774	4,131	5.64	190,314	2,934	6.18

Noninterest-earning assets	28,726			17,100

Total assets	$323,500			$207,414

Interest-bearing liabilities:
Savings, NOW and money-market	77,819	318	1.64	42,907	172	1.61
Time deposits	165,991	1,387	3.36	111,335	1,154	4.16

Total interest-bearing deposits	243,810	1,705	2.81	154,242	1,326	3.45
Other borrowings	18,754	73	1.57	18,309	101	2.21

Total interest-bearing liabilities	262,564	1,778	2.72	172,551	1,427	3.32

Noninterest-bearing liabilities	27,011			18,606
Stockholders’ equity	33,925			16,257

Total liabilities and stockholders’ equity	$323,500			$207,414

Net interest income		$2,353			$1,507

Interest-rate spread (3)			2.92%			2.86%

Net interest margin (4)			3.21%			3.18%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.12			1.10

(1)	Includes non-accrual loans.

(2)	Includes federal funds sold and interest-bearing deposits.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30,
	2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$235,052	7,465	6.39%	$143,804	5,056	7.09%
Securities	32,699	483	2.97	30,332	551	3.66
Other interest-earning assets (2)	8,032	37	0.93	7,453	44	1.19

Total interest-earning assets	275,783	7,985	5.82	181,589	5,651	6.28

Noninterest-earning assets	25,143			16,244

Total assets	$300,926			$197,833

Interest-bearing liabilities:
Savings, NOW and money-market	64,028	479	1.50	41,161	352	1.72
Time deposits	157,926	2,697	3.43	107,007	2,253	4.25

Total interest-bearing deposits	221,954	3,176	2.88	148,168	2,605	3.55
Other borrowings	19,692	158	1.61	15,834	188	2.39

Total interest-bearing liabilities	241,646	3,334	2.77	164,002	2,793	3.43

Noninterest-bearing liabilities	25,490			17,624
Stockholders’ equity	33,790			16,207

Total liabilities and stockholders’ equity	$300,926			$197,833

Net interest income		$4,651			$2,858

Interest-rate spread (3)			3.05%			2.85%

Net interest margin (4)			3.39%			3.17%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.11

(1)	Includes non-accrual loans.

(2)	Includes federal funds sold and interest-bearing deposits.

(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.

(4)	Net interest margin is net interest income divided by average interest-earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003

General. Our net earnings for the three months ended June 30, 2004, were $235,000 or $0.06 earnings per basic and diluted share compared to a net loss of $84,000 or $0.14 loss per basic and diluted share of the three months ended June 30, 2003. Net earnings increased due to an increase in net interest income, which was partially offset by an increase in noninterest expenses. Also, there was a net after tax gain of $133,000 due to the sale of our merchant services portfolio in 2004.

During the second quarter of 2004, management made the strategic decision to sell our residential servicing portfolio, and begin selling residential loans servicing released.

The Company has also entered into a definitive agreement for the sale of its credit card portfolio. This transaction is set to close in the third quarter of 2004.

Net Interest Income. Interest income increased to $4.1 million during the three months ended June 30, 2004, from $2.9 million in 2003. Interest on loans for the three months ended June 30, 2004 was $3.9 million, resulting from an average yield of 6.31% compared to $2.6 million resulting from an average yield of 6.99% for 2003. The increase in interest on loans was primarily due to an increase in the average loan balance to $246.2 million, during the three months ended June 30, 2004 compared to $151.4 million, in 2003. Interest on securities decreased to $245,000 during the three months ended June 30, 2004, from $275,000 in 2003. The decrease in interest income on securities was primarily due to the decline in the average portfolio yield to 2.59% during the three months ended June 30, 2004 from 3.42% in 2003. Interest on other interest earning assets increased to $25,000 during the three months ended June 30, 2004, from $21,000 during the three months ended June 30, 2003.

Interest expense on interest bearing liabilities increased to $1.8 million during the three months ended June 30, 2004, from $1.4 million during the three months ended June 30, 2003. The increase was due to an increase in the average balance of interest bearing liabilities, which was partially offset by a decrease in the average cost of interest bearing liabilities to 2.72% in 2004 from 3.32% in 2003. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates. Management is intent on building core deposits for the long-term, which enhance customer retention, and anticipate the mix of deposits to shift throughout the remainder of 2004.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2004 and 2003, Continued

Provision for Loan Losses, Continued. The provision for loan losses was $491,000 for the three months ended June 30, 2004 compared to $131,000 for the three months ended June 30, 2003. The increase in the provision was due to growth in the loan portfolio. Commercial real estate now comprise 28% of the Bank’s net loan portfolio at June 30, 2004, compared to 22% in 2003. Residential construction and land loans more than doubled and now account for 46% of net loans, compared to 40% at June 30, 2003.

The ratio of net charge-offs to average loans outstanding increased 33 basis points to 0.36% at June 30, 2004, compared to .03% at June 30, 2003. Since the three months ended December 31, 2003 the ratio of net charge-offs to average loans outstanding improved 9 basis points from 0.45%.

The allowance for loan losses was $2.8 million at June 30, 2004. While management believes that its allowance for loan losses is adequate as of June 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $949,000 for the three months ended June 30, 2004 compared to $847,000 for the three months ended June 30, 2003. The increase was due to a $212,000 gain on sale of merchant services and a gain of $118,000 on the sale of mortgage loan servicing rights, which was partially offset by a decline in asset management fees due to the dissolving of CFP and due to an increase in net loan servicing costs.

Noninterest Expenses. Noninterest expense remained at $2.4 million for the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Although noninterest expense remained flat compared to last year, employee compensation and benefits and occupancy and equipment expense increased due to expenses associated with the addition of new branches, however, this was partially offset by a one time, non-recurring expense of $143,000, incurred in the second quarter of 2003, relating to the organization of the Holding Company, which is included in other expenses.

Income Taxes. The income tax provision for the three months ended June 30, 2004 was $146,000 (an effective rate of 38.3%) compared to a $50,000 tax benefit for the three months ended June 30, 2003 (an effective rate of 37.3%).

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2004 and 2003

General. Our net earnings for the six months ended June 30, 2004, were $244,000 or $0.07 basic and $0.06 diluted earnings per share compared to a net loss applicable to common stockholders of $55,000 or $0.04 loss per basic and diluted share of the six months ended June 30, 2003. Excluding the net after tax settlement on impaired securities, during the six months of 2003 there was a net loss for the six months ended June 30, 2003 of $(305,000) or $(0.22) loss per basic and diluted share. Net earnings increased due to an increase in net interest income, which was partially offset by an increase in noninterest expenses. Also, there was a net after tax gain of $133,000 due to the sale of our merchant services portfolio in 2004

During the six months ended June 30, 2004, management made the strategic decision to sell our residential servicing portfolio, and to begin selling residential loans servicing released.

The Company has also entered into a definitive agreement for the sale of its credit card portfolio. This transaction is set to close in the third quarter of 2004.

Net Interest Income. Interest income increased to $8.0 million during the six months ended June 30, 2004, from $5.7 million in 2003. Interest on loans for the six months ended June 30, 2004 was $7.5 million, resulting from an average yield of 6.39% compared to $5.1 million resulting from an average yield of 7.09% for 2003. The increase in interest on loans was primarily due to an increase in the average loan balance to $235.1 million, during the six months ended June 30, 2004 compared to $143.8 million, in 2003. Interest on securities decreased to $0.5 million during the six months ended June 30, 2004, from $0.6 million in 2003. The decrease in interest income on securities was primarily due to the decline in the average portfolio yield to 2.97% during the six months ended June 30, 2004 from 3.66% in 2003. Interest on other interest earning assets decreased to $37,000 during the six months ended June 30, 2004, from $44,000 during the six months ended June 30, 2003.

Interest expense on interest bearing liabilities increased to $3.3 million during the six months ended June 30, 2004, from $2.8 million during the six months ended June 30, 2003. The increase was due to an increase in the average balance of interest bearing liabilities, which was partially offset by a decrease in the average cost of interest bearing liabilities to 2.77% in 2004 from 3.43% in 2003. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates. Management is intent on building core deposits for the long-term, which enhance customer retention, and anticipate the mix of deposits to shift throughout the remainder of 2004.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2004 and 2003, Continued

Provision for Loan Losses, Continued. The provision for loan losses was $820,000 for the six months ended June 30, 2004 compared to $312,000 for the six months ended June 30, 2003. The increase in the provision was due to growth in the loan portfolio. Commercial real estate now comprise 28% of the Bank’s net loan portfolio at June 30, 2004, compared to 22% in 2003. Residential construction and land loans more than doubled and now account for 46% of net loans, compared to 40% at June 30, 2003.

The allowance for loan losses was $2.8 million at June 30, 2004. While management believes that its allowance for loan losses is adequate as of June 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $1,537,000 for the six months ended June 30, 2004 compared to $1,467,000 for the six months ended June 30, 2003. The increase was due to a $212,000 gain on sale of merchant services and a $118,000 gain on the sale of mortgage loan servicing rights which was partially offset by an increase in net loan servicing costs and a decline in asset management fees due to the dissolving of CFP during the six months ended June 30, 2004.

Noninterest Expenses. Noninterest expense increased to $5.0 million for the six months ended June 30, 2004 compared to $3.9 million for the six months ended June 30, 2003. The increase was due to expenses associated with the addition of new branches opened in each of the last preceding three quarters.

Income Taxes. The income tax provision for the six months ended June 30, 2004 was $152,000 (an effective rate of 38.4%) compared to $31,000 for the six months ended June 30, 2003 (an effective rate of 38.3%).

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material pending legal proceeding to which Coast Financial Holdings, Inc., is a party or to which any of their property is subject.

Item 2.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of Coast Financial Holdings, Inc., was held on May 18, 2004, to consider the election of eight directors. Shareholders elected eight directors with terms expiring at the Annual Meeting in 2005. The shareholders also voted on the ratification of amendments to the 2003 Stock Option Plan.

At the Annual Meeting, 3,229,209 shares were present in person or by proxy. Listed below are the directors that were elected at the Annual Meeting, there terms and a summary of the votes cast for each nominee:

Director	For	%	Withheld	%
James K. Toomey	3,142,809	97.3	86,400	2.7
Joseph Gigliotti	3,142,709	97.3	86,500	2.7
Kennedy Legler, III	3,142,809	97.3	86,400	2.7
Paul G. Nobbs	3,142,809	97.3	86,400	2.7
Thomas M. O’Brien	3,142,809	97.3	86,400	2.7
Brian P. Peters	3,142,109	97.3	87,100	2.7
John R. Reinemeyer	3,142,809	97.3	86,400	2.7
Michael T. Ruffino	3,142,809	97.3	86,400	2.7

The shareholder vote on one other matter considered at the meeting was as follows:

	For	%	Against	%	Abstain	%	Non-Vote	%
Ratification of amendments to the 2003 Stock Option Plan	1,555,268	48.2	802,885	24.9	51,600	1.6	819,456	25.4

Because the votes for approval of the ratification of amendments to the 2003 Stock Option were greater than votes against, under Florida law the amendment to the 2003 Stock Option Plan were approved.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits. The following exhibits were filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-QSB.

Exhibit No.	Description of Exhibit
10.5	Separation Agreement by and between Coast Financial Holdings, Inc. and Gerald L. Anthony (Incorporated by reference to Exhibit 5 to Form 8K to be Filed by the Company on February 17, 2004).

10.6	Purchase and Sale Agreement, dated January 13, 2004, by and between 1301 Associates, L.C. and the Company. Filed with the Companies Form 8K on February 14, 2004.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K. Registrant filed two Form 8-K’s during the three-month period ended June 30, 2004.

On April 22, 2004, the Company filed a current report on Form 8K, under Item 12 announcing its financial results for the first quarter of 2004.

On June 24, 2004, Coast Financial Holdings, Inc. issued a press release announcing the implementation of cost savings and risk reduction and a continued growth plan.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COAST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: August 10, 2004	By:	/s/ Brian P. Peters
Brian P. Peters, President and Chief
Executive Officer

Date: August 10, 2004	By:	/s/ Brian F. Grimes
Brian F. Grimes, Executive Vice President and
Chief Financial Officer