Form 10QSB
period 2004-09-30
COAST FINANCIAL HOLDINGS INC
filed 2004-11-12
CIK 1262276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 000-50433

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $5.00 per share	3,756,050 shares
(class)	Outstanding at November 4, 2004

Transitional Small Business Format (Check One):    YES   ☐    NO  ☒

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets

Cash and due from banks	$9,657	4,667
Federal funds sold	185	3,000

Cash and cash equivalents	9,842	7,667

Securities available for sale	46,695	26,972
Loans, net of allowance for loan losses of $2,839 and $3,163	278,986	214,240
Federal Home Loan Bank stock, at cost	854	592
Premises and equipment, net	16,751	8,614
Accrued interest receivable	1,497	1,187
Deferred income taxes	2,077	2,525
Loan servicing rights	—	1,134
Other assets	1,085	952

Total assets	$357,787	263,883

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$21,967	20,293
Savings, NOW and money-market deposits	91,758	46,934
Time deposits	184,927	140,513

Total deposits	298,652	207,740

Federal Home Loan Bank advances	6,000	7,500
Other borrowings	16,069	12,097
Other liabilities	2,468	2,881

Total liabilities	323,189	230,218

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 3,756,050 and 3,735,450 shares issued and outstanding in 2004 and 2003	18,780	18,677
Additional paid-in capital	19,448	19,351
Accumulated deficit	(3,542)	(4,055)
Accumulated other comprehensive income (loss)	(88)	(308)

Total stockholders’ equity	34,598	33,665

Total liabilities and stockholders’ equity	$357,787	263,883

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Earnings (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Interest income:
Loans	$4,122	2,896	11,587	7,952
Securities	308	192	791	743
Other interest-earning assets	3	3	40	47

Total interest income	4,433	3,091	12,418	8,742

Interest expense:
Deposits	1,823	1,301	4,999	3,906
Borrowings	110	94	268	282

Total interest expense	1,933	1,395	5,267	4,188

Net interest income	2,500	1,696	7,151	4,554

Provision for loan losses	319	198	1,139	510

Net interest income after provision for loan losses	2,181	1,498	6,012	4,044

Noninterest income:
Service charges on deposit accounts	118	80	320	211
Gain on sale of loans held for sale	372	370	1,034	1,053
Gain on sale of credit card portfolio	173	—	173	—
Gain on sale of securities available for sale	4	—	4	98
Gain on sale of mortgage loan servicing rights	—	—	118	—
Gain on sale of merchant services	—	—	212	—
Net loan servicing (cost) fees	—	(89)	(159)	(99)
Asset management fees	—	92	71	332
Other service charges and fees	88	140	497	458
Other	11	(22)	33	(14)

Total noninterest income	766	571	2,303	2,039

Noninterest expenses:
Employee compensation and benefits	1,339	1,297	3,950	3,668
Occupancy and equipment	403	300	1,038	785
Data processing	191	210	697	640
Professional fees	102	89	419	293
Telephone, postage and supplies	168	142	504	401
Advertising	90	98	246	242
Settlement on impaired security	—	—	—	(400)
Other	221	173	632	613

Total noninterest expenses	2,514	2,309	7,486	6,242

Earnings (loss) before income taxes	433	(240)	829	(159)

Income tax provision (benefit)	164	(90)	316	(59)

Net earnings (loss)	$269	(150)	513	(100)

Dividends on preferred stock	—	—	—	(105)

Net earnings (loss) applicable to common stockholders	$269	(150)	513	(205)

Earnings (loss) per share, basic	$.07	(0.11)	0.14	(0.15)

Earnings (loss) per share, diluted	$.07	(0.11)	0.14	(0.15)

Weighted-average number of common shares outstanding, basic	3,753,065	1,350,450	3,747,091	1,350,450

Weighted-average number of common shares outstanding, diluted	3,786,223	1,350,450	3,773,096	1,350,450

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2004 and 2003

(Dollars in thousands)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2002	$5,995	6,752	5,897	(2,325)	(58)	16,261

Comprehensive income (loss):
Net loss (unaudited)	—	—	—	(100)	—	(100)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(251)	(251)

Comprehensive income (loss) (unaudited)	—	—	—	—	—	(351)

Dividends on preferred stock (unaudited)	—	—	—	(105)	—	(105)

Balance at September 30, 2003 (unaudited)	$5,995	6,752	5,897	(2,530)	(309)	15,805

Balance at December 31, 2003	$—	18,677	19,351	(4,055)	(308)	33,665

Comprehensive income:
Net earnings (unaudited)	—	—	—	513	—	513

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	220	220

Comprehensive income (unaudited)	—	—	—	—	—	733

Offering costs relating to 2003 common stock offering paid in 2004 (unaudited)	—	—	(7)	—	—	(7)

Proceeds from exercise of common stock options (20,600 shares) (unaudited)	—	103	104	—	—	207

Balance at September 30, 2004 (unaudited)	$—	18,780	19,448	(3,542)	(88)	34,598

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$513	(100)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	655	334
Provision for loan losses	1,139	510
Provision (credit) for deferred income taxes	316	(59)
Amortization and accretion of discounts and premiums on securities	327	274
Amortization of loan servicing rights	274	99
Gain on sale of securities available for sale	(4)	(98)
Gain on sale of merchant services	(212)	—
Settlement on impaired security	—	(400)
Provision for foreclosed real estate losses	—	37
Gain on sale of loan servicing rights	(118)	—
Gain on sale of loans held for sale	(1,034)	(1,053)
Originations of loans held for sale	(59,056)	(70,327)
Proceeds from sale of loans held for sale	60,002	70,210
Gain on sale of credit card portfolio	(173)	—
Increase in accrued interest receivable	(310)	(207)
Increase in other assets	(133)	(429)
(Decrease) increase in other liabilities	(413)	2,890

Net cash provided by operating activities	1,773	1,681

Cash flows from investing activities:
Purchase of securities available for sale	(31,427)	(16,516)
Proceeds from maturities, calls, repayments and sales of securities available for sale	11,733	19,306
Net increase in loans	(66,964)	(48,935)
Purchase of premises and equipment	(8,792)	(2,136)
Purchase of Federal Home Loan Bank stock	(262)	(293)
Proceeds from sale of loan servicing rights	1,066	—
Proceeds from sale of merchant services	212	—
Proceeds from sale of credit card portfolio	1,252	—

Net cash used in investing activities	(93,182)	(48,574)

Cash flows from financing activities:
Net increase in deposits	90,912	38,237
Proceeds from Federal Home Loan Bank advances	12,200	600
Repayments of Federal Home Loan Bank advances	(13,700)	—
Net increase in repurchase agreements	3,972	7,308
Net increase in line of credit	—	303
Offering costs	(7)	—
Proceeds from exercise of common stock options	207	—
Dividends paid on preferred stock	—	(105)

Net cash provided by financing activities	93,584	46,343

Net increase (decrease) in cash and cash equivalents	2,175	(550)

Cash and cash equivalents at beginning of period	7,667	8,970

Cash and cash equivalents at end of period	$9,842	8,420

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,233	4,196

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income (loss), change in unrealized loss on securities available for sale, net of taxes	$220	(251)

Originated mortgage loan servicing rights capitalized	$88	409

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) (collectively, the “Company”). On April 15, 2003, the Bank’s stockholders approved a Plan of Merger and Merger Agreement under which the Bank became a wholly-owned subsidiary of the Holding Company. The Bank’s stockholders exchanged their common stock and preferred stock for shares of the Holding Company. As a result, all (1,350,450 shares) of the previously issued $5 par value common stock of the Bank were exchanged for 1,350,450 shares of the $5 par value common stock of the Holding Company and all (545,000 shares) of the previously issued $0.01 par value preferred stock of the Bank were exchanged for 545,000 shares of the $0.01 par value preferred stock of the Holding Company. The Holding Company’s merger with the Bank was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank and Coast Financial Partners, Inc. (“CFP”).

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

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2004, the results of operations for the three- and nine-month periods ended September 30, 2004 and 2003 and cash flows for the nine-month periods ended September 30, 2004 and 2003. The results of operations and other data for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of results that may be expected for the year ending December 31, 2004.

Reclassification of Accounts. Certain items in the condensed consolidated financial statements for 2003 have been reclassified to conform to the classifications used for the current period.

2.	Loan Impairment and Loan Losses. The activity in the allowance for loan losses is as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at beginning of period	$2,808	1,587	3,163	1,350
Provision for loan losses	319	198	1,139	510
Net, charge-offs and recoveries	(288)	(153)	(1,463)	(228)

Balance at end of period	$2,839	1,632	2,839	1,632

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. Impaired collateral dependent loans were as follows ($ in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance at end of period	$171	259	171	259

Total related allowance for losses	$29	130	29	130

Average investment in impaired loans	$280	305	319	266

Interest income recognized on impaired loans	$—	8	—	24

Interest income received on impaired loans	$—	8	—	10

Nonaccrual and past due loans were as follows ($ in thousands):

	At September 30,
	2004	2003
Nonaccrual loans	$2,036	211
Past due ninety days or more, still accruing	—	5

	$2,036	216

3.	Stock Option Plan. The Company has a stock option plan for certain key employees and directors of the Company. A total of 405,000 shares (amended) of common stock have been reserved under this plan. 11,600 shares remain available for grant at September 30, 2004. The exercise price of the stock options granted under this plan must at least equal the fair market value of the common stock at the date of grant. The options have ten year terms and vest over periods of up to three years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2003	305,400	$10.00-14.50	12.84	3,923
Granted	89,600	13.25	13.25	1,187
Exercised	(20,600)	10.00	10.00	(207)
Expired	(1,600)	10.00-13.25	11.22	(18)

Outstanding at September 30, 2004	372,800	$10.0014.50	13.11	4,885

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Stock Option Plan, Continued. The Company accounts for their stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings (loss) applicable to common stockholders, as reported	$269	(150)	513	(100)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(88)	(3)	(263)	(8)

Proforma net earnings (loss) applicable to common stockholders	$181	(153)	250	(108)

Earnings (loss) per share:
Basic, as reported	$0.07	(0.11)	0.14	(0.7)

Basic, proforma	$0.05	(0.11)	0.07	(0.8)

Diluted, as reported	$0.07	(0.11)	0.14	(0.7)

Diluted, proforma	$0.05	(0.11)	0.07	(0.8)

There were no options granted during the three months ended September 30, 2004, however, there was 89,600 options granted during the nine months ended September 30, 2004. These grants were inadvertently not included in the previous 2004 10-QSB’s; however, this had no effect to per share data. Also, there was minimal effect on net earnings of the Company had the fair value recognition of SFAS No. 123 to stock-based employee compensation been applied. The fair value of each option granted in 2004 is estimated on the date of grant using the Black-Scholes model with the following assumptions:

Nine Months Ended September 30, 2004
Risk-free interest rate	4.32%
Dividend yield	—%
Expected volatility	13.72%
Expected life in years	10
Per share fair value of options at grant date	$4.97

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Regulatory Capital. The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2004 of the regulatory capital requirements and the Company’s and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets:
Company	14.23%	8.00%
Bank	12.00%	8.00%
Tier I capital to risk-weighted assets:
Company	13.09%	4.00%
Bank	10.86%	4.00%
Tier I capital to total assets - leverage ratio:
Company	9.47%	4.00%
Bank	7.86%	4.00%

5.	Earnings (Loss) Per Share. Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities in 2004 for purposes of calculating diluted EPS which is computed using the treasury stock method. Outstanding stock options are not considered dilutive securities in 2003 due to the net losses incurred by the Company. The following table presents the calculations of the weighted-average number of shares for diluted EPS in 2004.

Weighted-Average Shares 2004
Three Months Ended September 30:

For Basic EPS	3,753,065

Effect of dilutive securities- Incremental shares from assumed conversion of options	33,158

For Diluted EPS	3,786,223

Nine Months Ended September 30:

For Basic EPS	3,747,091

Effect of dilutive securities- Incremental shares from assumed conversion of options	26,005

For Diluted EPS	3,773,096

Shares not included in the computations of diluted earnings per share in 2004 because the options exercise price was not less than the market value for the nine-months ended September 30, 2004 are as follows:

	Number of Shares	Exercise Price	Year Issued	Year Expiring
Options	190,000	$14.50	2003	2013

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2004, and for the three- and nine- month periods ended September 30, 2004 and 2003 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Coast Financial Holdings, Inc. and Subsidiary (the “Company”) as of September 30, 2004, the related interim condensed consolidated statements of operations for the three- and nine- month periods ended September 30, 2004 and 2003 and the related interim condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

October 15, 2004

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

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2004, was from net deposit inflows of approximately $91 million, an increase in other borrowings of approximately $4 million and principle repayments and calls of securities available for sale of approximately $12 million. Cash was used primarily to originate net loans of approximately $67 million, to purchase securities of approximately $31 million, to purchase premises and equipment of approximately $9 million and to repay Federal Home Loan Bank advances of approximately $1.5 million. At September 30, 2004, the Bank exceeded its regulatory liquidity requirements.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2004, follows (in thousands):

Contract Amount
Commitments to extend credit	$108,308

Unused lines of credit loans	$21,857

Standby letters of credit	$2,070

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Selected Ratios

The following are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2004	Year Ended December 31, 2003	Nine Months Ended September 30, 2003
Average equity as a percentage of average assets	10.70%	8.68%	7.85%
Equity to total assets at end of period	9.67%	12.76%	7.03%
Return on average assets (1)	0.22%	(0.76)%	(0.06	)%(2)
Return on average equity (1)	2.01%	(8.70)%	(0.85	)%(2)
Dividend payout ratio (3)	N/A	N/A	N/A

(1)	Annualized for the nine months ended September 30.
(2)	Excluding the after tax settlement on impaired securities during the period, the return on average assets was (0.23)% and the return of average equity was (2.90)%.
(3)	The Company has not paid dividends on common stock since inception.

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

		Three Months Ended September 30,
		2004			2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
				(Dollars in thousands)
Interest-earning assets:
Loans (1)	$270,242	4,122	6.07%	$172,080	2,896	6.68%
Securities	47,375	308	2.59	28,151	192	2.70
Other interest-earning assets (2)	963	3	1.41	915	3	0.98

Total interest-earning assets	318,580	4,433	5.54	201,146	3,091	6.11

Noninterest-earning assets	28,303			17,501

Total assets	$346,883			$218,647

Interest-bearing liabilities:
Savings, NOW and money-market	91,561	401	1.74	39,644	104	1.04
Time deposits	169,309	1,422	3.34	121,827	1,197	3.90

Total interest-bearing deposits	260,870	1,823	2.78	161,471	1,301	3.20

Other borrowings	25,831	110	1.69	20,936	94	1.78

Total interest-bearing liabilities	286,701	1,933	2.68	182,407	1,395	3.04

Noninterest-bearing liabilities	26,181			20,369
Stockholders’ equity	34,001			15,871

Total liabilities and stockholders’ equity	$346,883			$218,647

Net interest income		$2,500			$1,696

Interest-rate spread (3)			2.86%			3.07%

Net interest margin (4)			3.12%			3.35%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11			1.10

(1)	Includes non-accrual loans.
(2)	Includes federal funds sold and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

		Nine Months Ended September 30,
		2004				2003
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
				(Dollars in thousands)
Interest-earning assets:
Loans (1)	$246,867	11,587	6.27%	$153,333	7,952	6.93%
Securities	37,627	791	2.81	29,597	743	3.36
Other interest-earning assets (2)	5,658	40	0.95	5,250	47	1.18

Total interest-earning assets	290,152	12,418	5.72	188,180	8,742	6.21

Noninterest-earning assets	26,194			16,661

Total assets	$316,346			$204,841

Interest-bearing liabilities:
Savings, NOW and money-market	73,273	880	1.60	40,634	456	1.50
Time deposits	161,748	4,119	3.40	112,017	3,450	4.12

Total interest-bearing deposits	235,021	4,999	2.84	152,651	3,906	3.42

Other borrowings	21,753	268	1.65	17,554	282	2.14

Total interest-bearing liabilities	256,774	5,267	2.74	170,205	4,188	3.29

Noninterest-bearing liabilities	25,730			18,548
Stockholders’ equity	33,842			16,088

Total liabilities and stockholders’ equity	$316,346			$204,841

Net interest income		$7,151			$4,554

Interest-rate spread (3)			2.98%			2.92%

Net interest margin (4)			3.29%			3.23%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.11

(1)	Includes non-accrual loans.
(2)	Includes federal funds sold and interest-bearing deposits.
(3)	Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2004 and 2003

General. Our net earnings for the three months ended September 30, 2004, were $269,000 or $0.07 earnings per basic and diluted share compared to a net loss of $150,000 or $(0.11) loss per basic and diluted share of the three months ended September 30, 2003. Net earnings increased due to an increase in net interest income, which was partially offset by an increase in noninterest expenses. Also, there was a net after tax gain of $108,000 due to the sale of our credit card portfolio in 2004.

Net Interest Income. Interest income increased to $4.4 million during the three months ended September 30, 2004, from $3.1 million in 2003. Interest on loans for the three months ended September 30, 2004 was $4.1 million, resulting from an average yield of 6.07% compared to $2.9 million resulting from an average yield of 6.68% for 2003. The decline in the average rate earned was the result of the continued decline in the overall interest rates. The increase in interest on loans was primarily due to an increase in the average loan balance to $270.2 million, during the three months ended September 30, 2004 compared to $172.1 million, in 2003. Interest on securities increased to $308,000 during the three months ended September 30, 2004, from $192,000 in 2003. The increase in interest income on securities was primarily due to an increase in the average portfolio balance to $47.4 million during the three months ended September 30, 2004 from $28.2 million in 2003.

Interest expense on interest bearing liabilities increased to $1.9 million during the three months ended September 30, 2004, from $1.4 million during the three months ended September 30, 2003. The increase was due to an increase in the average balance of interest bearing liabilities, which was partially offset by a decrease in the average cost of interest bearing liabilities to 2.68% in 2004 from 3.04% in 2003. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates. Management is intent on building core deposits for the long-term, which enhance customer retention, and anticipate the mix of deposits to shift throughout the remainder of 2004.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2004 and 2003, Continued

Provision for Loan Losses, Continued. The provision for loan losses was $319,000 for the three months ended September 30, 2004 compared to $198,000 for the three months ended September 30, 2003. The increase in the provision was due to growth in the loan portfolio and the changing mix of one loan portfolio. Commercial real estate now comprise 31% of the Bank’s net loan portfolio at September 30, 2004, compared to 21% in 2003. Residential construction and land loans now account for 49% of net loans, compared to 44% at September 30, 2003.

The ratio of net charge-offs to average loans outstanding increased 6 basis points to 0.42% at September 30, 2004, compared to 0.36% at September 30, 2003.

The allowance for loan losses was $2.8 million at September 30, 2004. While management believes that its allowance for loan losses is adequate as of September 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $766,000 for the three months ended September 30, 2004 compared to $571,000 for the three months ended September 30, 2003. The increase was due to a $173,000 gain on sale of our credit card portfolio and an increase in service changes on deposit accounts.

Noninterest Expenses. Noninterest expense increased to $2.5 million for the three months ended September 30, 2004 compared to approximately $2.3 million for the three months ended September 30, 2003. Noninterest expense increased primarily as a result of increases in occupancy and equipment expense and other expenses associated with the addition of two new branches.

Income Taxes. The income tax provision for the three months ended September 30, 2004 was $164,000 (an effective rate of 37.9%) compared to a $90,000 tax benefit for the three months ended September 30, 2003 (an effective rate of 37.5%).

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003

General. Our net earnings for the nine months ended September 30, 2004, were $513,000 or $0.14 per basic and diluted earnings per share compared to a net loss applicable to common stockholders of $205,000 or $0.15 loss per basic and diluted share of the nine months ended September 30, 2003. Excluding the net after tax settlement on impaired securities, during the nine months of 2003 there was a net loss applicable to common stockholders for the nine months ended September 30, 2003 of $455,000 or $0.34 loss per basic and diluted share. Net earnings increased primarily due to an increase in net interest income, which was partially offset by an increase in noninterest expenses, as well as an increase in noninterest income as a result of the sale of merchant service, mortgage servicing rights, and our credit portfolio. We recorded a net after tax gain of $133,000 on the sale of our merchant services portfolio in the second quarter of 2004 and a net gain of $108,000 on the sale of our credit card portfolio in the third quarter of 2004.

During the nine months ended September 30, 2004, management made the strategic decision to sell our residential servicing portfolio, and to begin selling residential loans servicing released. The sale resulted in a gain of $118,000.

Net Interest Income. Interest income increased to approximately $12.4 million during the nine months ended September 30, 2004, from approximately $8.7 million in 2003. Interest on loans for the nine months ended September 30, 2004 was approximately $11.6 million, resulting from an average yield of 6.27% compared to $8.0 million resulting from an average yield of 6.93% for 2003. The decline in the average rate earned was the result of the continued decline in the overall interest rates. The increase in interest on loans was primarily due to an increase in the average loan balance to approximately $246.9 million, during the nine months ended September 30, 2004 compared to approximately $153.3 million, in 2003. Interest on securities increased to $.8 million during the nine months ended September 30, 2004, from $.7 million in 2003. The increase in interest income on securities was primarily due to an increase in the average portfolio balance to approximately $37.6 million during the nine months ended September 30, 2004 compared to approximately $29.6 million in 2003. Interest on other interest earning assets decreased to $40,000 during the nine months ended September 30, 2004, from $47,000 during the nine months ended September 30, 2003.

Interest expense on interest bearing liabilities increased to $5.3 million during the nine months ended September 30, 2004, from approximately $4.2 million during the nine months ended September 30, 2003. The increase was due to an increase in the average balance of interest bearing liabilities, which was partially offset by a decrease in the average cost of interest bearing liabilities to 2.74% in 2004 from 3.29% in 2003. The decline in the average rate paid was the result of management’s efforts to increase low cost deposit accounts and the continued decline in overall interest rates. Management is intent on building core deposits for the long-term, which enhance customer retention, and anticipate the mix of deposits to shift throughout the remainder of 2004.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2004 and 2003, Continued

Provision for Loan Losses, Continued. The provision for loan losses was $1,139,000 for the nine months ended September 30, 2004 compared to $510,000 for the nine months ended September 30, 2003. The increase in the provision was due to growth in the loan portfolio and the changing mix of the loan portfolio. Commercial real estate now comprise 31% of the Bank’s net loan portfolio at September 30, 2004, compared to 21% in 2003. Residential construction and land loans now account for 49% of net loans, compared to 44% at September 30, 2003.

The allowance for loan losses was $2.8 million at September 30, 2004. While management believes that its allowance for loan losses is adequate as of September 30, 2004, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income increased to $2.3 million for the nine months ended September 30, 2004 compared to $2.0 million for the nine months ended September 30, 2003. The increase was due to a $212,000 gain on sale of merchant services; a $118,000 gain on the sale of mortgage loan servicing rights and a $173,000 gain on sale of our credit card portfolio which was partially offset by an increase in net loan servicing costs and a decline in asset management fees due to the dissolving of CFP during the nine months ended September 30, 2004.

Noninterest Expenses. Noninterest expense increased to $7.5 million for the nine months ended September 30, 2004 compared to $6.2 million for the nine months ended September 30, 2003. The increase was due to primarily as a result of expenses associated with the addition of new branches opened in the first two quarters of 2004.

Income Taxes. The income tax provision for the nine months ended September 30, 2004 was $316,000 (an effective rate of 38.1%) compared to a $59,000 tax benefit for the nine months ended September 30, 2003 (an effective rate of 37.1%).

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Item 3. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and the such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the Company’s Principal Executive Officer and Principal Financial Officer, respectively), as appropriate to allow for timely decisions regarding timely disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how were designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost/benefit relationship at possible controls and procedures.

Our management, with the participation of our President and Chief Executive Office and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Form 10-QSB.

Based on this evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, subject to the limitations disclosed above, were effective as of September 30, 2004.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(4) of the Exchange Act) that occurred during the third quarter of our 2004 fiscal year that has materially affected, or in other factors that could or is reasonably likely to materially affect, these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Gillian S. Busard v. Coast Bank of Florida and Coast Financial Partners, Inc.

In April 2003, Gillian Busard, a former employee of Coast Financial Partners (a former subsidiary of the Bank), instituted a lawsuit against the Bank and Coast Financial Partners by filing a complaint in the Circuit Court for Manatee County, Florida. The complaint alleged unlawful sexual harassment and sex discrimination under the Florida Civil Rights Act, breach of contract and unfair and deceptive trade practices. The breach of contract and unfair and deceptive trade practices claims alleged that employees of the Bank and Coast Financial Partners stole clients from Ms. Busard. The complaint did not attach a specific dollar amount to its demand for damages. At that time, the Bank determined that (a) Ms. Busard’s claims had no merit, (b) the Bank would vigorously defend against the law suit, and (c) in light of the unspecified damages and lack of merit, the suit was not material. The Bank and Coast Financial Partners responded to the complaint by making a motion to dismiss, or, in the alternative, compel arbitration of Ms. Busard’s claims on the basis that Ms. Busard’s Financial Advisor Agreement with Coast Financial Partners requires binding arbitration of disputes pursuant to the rules of the National Association of Securities Dealers. In December 2003, Ms. Busard consented to stay the state court action and refer the dispute to arbitration. On February 24, 2004, Ms. Busard initiated an arbitration proceeding asserting the same claims as in the original complaint and again not making a specific monetary demand. On September 17, 2004, in response to specific questions posed by the Bank and Coast Financial Partners during the course of the arbitration’s discovery process, Ms. Busard revealed for the first time that she was seeking between $623,000 and $880,000 in alleged contractual, back pay, and emotional distress damages, as well as an unspecified sum for attorney’s fees and costs and punitive damages. Although Ms. Busard has recently indicated the magnitude of damages she will seek, the Bank continues to believe that Ms. Busard’s claims have no merit and vigorously disputes her factual allegations, entitlement to damages and the specific amounts set forth in her responses. The arbitration hearing is tentatively scheduled for the week of December 13, 2004.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Item 6. Exhibits

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

COAST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: November 12, 2004	By:	/s/ Brian P. Peters
Brian P. Peters, President and Chief
Executive Officer

Date: November 12, 2004	By:	/s/ Brian F. Grimes
Brian F. Grimes, Executive Vice President and
Chief Financial Officer