Form 10KSB
period 2004-12-31
COAST FINANCIAL HOLDINGS INC
filed 2005-03-31
CIK 1262276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50433

COAST FINANCIAL HOLDINGS, INC.

(Name of Small Business Issuer in its Charter)

Florida	14-1858265
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2412 Cortez Road West Bradenton, Florida	34207
(Address of Principal Executive Offices)	(Zip Code)

(941) 752-5900

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $5.00 per share

Check whether issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  ☒

The issuer’s revenues for it most recent fiscal year were $20,282,000.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 22, 2005, was approximately $57,996,000, as computed by reference to the closing price of the common stock as quoted on the Nasdaq SmallCap Stock Market on such date. As of March 22, 2005, the number of issued and outstanding shares of common stock of the registrant was 3,757,650.

Transitional Small Business Disclosure Format.    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Coast Financial Holdings, Inc. for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2004 fiscal year are incorporated by reference into Part III of this Form 10-KSB.

COAST FINANCIAL HOLDINGS, INC.

FORM 10-KSB

Fiscal Year Ended December 31, 2004

i

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See “Item 1. Description of Business - Forward Looking Statements”.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

Coast Financial Holdings, Inc. (“us”, “our”, “we”, the “Company” or “Coast Financial”) headquartered in Bradenton, Florida, is a bank holding company registered under the Bank Holding Company Act of 1956 primarily to own all of the capital stock of Coast Bank of Florida (“Coast Bank”). The Company was incorporated on November 1, 2002 under the laws of the state of Florida and became the holding company for Coast Bank on April 15, 2003. As a result, our primary asset is Coast Bank, and we do not presently engage in any activities other than activities related to our ownership of Coast Bank. Unless the context otherwise requires, reference to Coast Financial or the Company herein includes Coast Financial and its wholly-owned subsidiary, Coast Bank, on a consolidated basis. As of December 31, 2004, we had total assets of approximately $384.6 million, net loans of approximately $297.7 million, deposits of approximately $326.3 million, repurchase agreements of approximately $15.9 million, and total stockholders’ equity of approximately $34.9 million. Repurchase agreements are generally accounts held by Coast Bank which are invested over-night in government-backed securities collateralized by these same government-backed securities.

Coast Bank, which commenced operations on April 7, 2000, is a Florida state-chartered bank and is not a member bank of the Federal Reserve System. Coast Bank is a general commercial bank which provides a variety of corporate and personal banking services to individuals and small to mid-sized businesses from its eight full service banking office locations: Coast Bank’s main office in Bradenton, Florida, four branches in Bradenton, one branch in Palmetto, one branch on Longboat Key, Florida and one branch in St. Petersburg, Florida (opened in January 2005), in Pinellas County. In addition, Coast Bank maintains an ATM machine with an attached deposit drop for businesses and individuals located on Anna Maria Island. The business of Coast Bank consists of attracting deposits from the general public in its market area and applying those funds, together with funds derived from other sources, to originate a variety of commercial, consumer, and residential real estate loans. Coast Bank makes available a full range of financial services and products to its customers, including credit cards, merchant services, courier and armored car service in Manatee County, telephone and internet banking services, and internet bill paying services. Coast Bank does not presently provide trust or appraisal services. In addition, Coast Bank has entered into an arrangement with Raymond James Financial Services, Inc. (“RJFS”) pursuant to which brokerage and investment management services are made available to its customers.

Coast Bank also maintains a mortgage banking department which generates, closes, and services single family residential home mortgages. Its primary function is to originate fixed and adjustable rate construction-to-permanent residential real estate mortgage loans which fit the needs of borrowers for the purchase and construction of homes. These construction-to-permanent residential real estate mortgage loans and a majority of other mortgage loans made by Coast Bank are originated with the intent that they will be sold in the secondary mortgage market together with the associated mortgage servicing rights.

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

Coast Bank is subject to examination and comprehensive regulation by the Florida Department of Financial Services (the “Florida Department”) and the Federal Deposit Insurance Corporation (the “FDIC”), and its deposits are insured by the FDIC to the extent permitted by law. The principal executive offices of both the Company and Coast Bank are located at 2412 Cortez Road West, Bradenton, Florida 34207. The telephone number for both of these offices is (941) 752-5900.

Growth Strategy

Our growth strategy is based on an emphasis on local management and a commitment to the local market area and community. Our growth strategy is to expand upon our existing operations by attracting additional customers consisting primarily of individuals and small-to-medium sized businesses in our growing market area, by providing personalized service in a fast and efficient manner, together with a full range of high quality financial services and products. Through our arrangements with RJFS and other vendors, we are able to provide a full range of financial services and products to our clients, including:

•	real estate, commercial, and consumer loans

•	deposit and investment services

•	asset and investment management services

•	debit cards

•	credit cards and merchant services

•	ATMs, including a deposit drop at Anna Maria Island, Florida

•	courier and armored car services

•	electronic transfer service

•	internet and telephone banking

•	internet bill paying services

We believe that we can attract customers who prefer to conduct business with a bank that is managed by experienced local residents who have an active interest in their business and has the ability to act promptly on loan requests, rather than the larger institutions in our market area, most of which are out-of-state based institutions, which we believe are perceived to be generally inflexible, slow in their decision-making processes, and generally not adequately oriented to servicing the needs of our target market. Further, we believe that the population trends and business composition within our primary market area are favorable to support continued growth, particularly for a community-oriented financial institution focused on high quality customer service. In this regard, our Anna Maria Island ATM and deposit drop, as well as the courier and armored car services, are designed to attract business from, and make our services and products more easily accessible to, businesses not located near one of our banking offices. As a compliment to this strategy and our expansion into Pinellas County, Coast Bank announced in February 2005 that it plans to add 36 new stand alone kiosk ATM locations in Pinellas, Manatee and Sarasota Counties during the first quarter of 2005. By affording such conveniences to our local businesses and customers, we believe that we provide them with a higher level of customer service than many of our competitors.

As our capital and financial resources permit, we intend to continue our expansion through the opening of new branch offices. Consistent with this approach, Coast Bank announced in November 2004 that it was expanding into Pinellas County with four new branch locations, each of which was formerly the site of a branch banking facility. Coast Bank’s first Pinellas County branch, located in downtown St. Petersburg, was opened in January 2005. The other three proposed Pinellas County branches are located in Kenneth City, St. Petersburg, and Seminole. All four Pinellas County branches are expected to open during the first half of 2005.

In addition to our expansion into Pinellas County, we plan to open two new branches in Manatee County during the 2005 fiscal year and we will continue to evaluate other expansion and growth alternatives available to us, including any branch expansion or acquisition opportunities which may be identified by us. However, we can not assure you that any suitable opportunities will be identified or, if identified, that we will be able to take advantage of them.

Market Area

Our primary market area currently consists of Manatee and Sarasota Counties, Florida. Of course, we anticipate an expansion of our primary market area as we open our branch facilities in Pinellas County. Our market areas have experienced substantial growth during recent decades. Bradenton, the location of our principal offices, is the most populous city in Manatee County. This population growth has resulted in the continued construction of residential housing and related commercial support facilities. While changing conditions involving the infrastructural requirements of various geographic locations around the country have limited economic growth and population expansion, management believes that Coast Bank’s primary market areas have continued to grow because of their location. Although the major economic base in the primary market areas are service, retail, and manufacturing business, there also has been growth in tourism. We believe that Coast Bank is situated to take advantage of the expected economic and demographic growth in its primary market area.

Market for Services

Management believes that our principal market for service are: (a) the established and expanding commercial and small business market within the primary market area; (b) the real estate mortgage market within the primary market areas for retail lending and throughout Florida for wholesale lending; and (c) the growing consumer loan market.

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

The principal factors in competing for deposits are convenient office locations, flexible hours, interest rates and services, while those relating to loans are interest rates, the range of lending services offered, and lending fees. Additionally, we believe that an emphasis on personalized financial planning and advice tailored to individual customer needs, together with the local character of Coast Bank’s business and its “community bank” management philosophy will enhance its ability to compete successfully in its market areas. Further, we offer a wide range of financial services for our customers, including not only basic loan and deposit services, but also brokerage and investment management services. We believe that our ability as a community bank to provide such services and advice, and to provide the asset and investment management services required by our customers, will be an attractive alternative to consumers in our market area.

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

Coast Bank primarily enters into lending arrangements for its portfolio loans with individuals who are familiar to us and are residents of our primary market area. Emphasis is placed on the borrower’s ability to generate cash flow to support debt obligations and other cash related expenses. Coast Bank aggressively pursues small to medium sized commercial business loans and direct residential loans. Also, through its mortgage banking department, Coast Bank has focused its efforts on residential loan originations that can be sold in the secondary market. The mortgage banking department maintains relationships with correspondent lenders throughout the State of Florida, ensuring continued lending efforts without a concentration in any one area. Management believes this to be a prudent practice in the mortgage banking area as it minimizes risks associated with localized economic downturns. The mortgage banking department originates primarily construction-to-permanent financing loans, which are considered to have less risk of nonpayment than construction-only financings.

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

Installment Loans. Installment loans made by Coast Bank have included automobiles, recreational vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized), and deposit account collateralized loans. Our installment loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. A majority of these loans are for terms of less than 60 months and, although generally collateralized by liens on various personal assets of the borrower, may be made uncollateralized.

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

Construction Loans. Coast Bank originates residential construction contractor loans to finance the construction of single-family dwellings. Most of the residential construction loans are made to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. Coast Bank’s construction loans to individuals typically range in size from $100,000 to $350,000. Construction loans also are made to contractors to erect single-family dwellings for resale. At December 31, 2004, approximately $2,543,000, or 2.8%, of Coast Bank’s residential construction loans have been made to contractors to erect single-family dwellings for resale. Construction loans are generally offered on the same basis as other residential real estate loans except that a larger percentage down payment is typically required.

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

Loan Solicitation and Processing

Loan originations are derived from a number of sources. Residential loan originations can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by Coast Bank’s loan officers, present depositors and borrowers, builders, attorneys, walk-in customers, and, in some instances, other lenders. Loan applications, whether originated through Coast Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer and commercial real estate loan originations emanate from many of the same sources. The legal lending limit of Coast Bank, as of December 31, 2004, was approximately $7.0 million, of which no more than $4.0 million can be loaned on an unsecured basis.

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

The mortgage banking department’s lending efforts are widely distributed throughout Florida and are not reliant on a specific region within Florida. Management considers this to be a prudent business practice by reducing risks inherent in localized economic downturns or adverse weather conditions. Such loans are originated through a variety of contacts that the staff has in the mortgage banking industry throughout Florida and the southeastern United States. Furthermore, the mortgage banking division is not dependent on any single source for a significant portion of its volume of loan originations. This department originates, underwrites, closes, and services a broad line of residential mortgage loan products, including construction-to-permanent mortgages, primarily for resale in the secondary mortgage market, but also for Coast Bank’s loan portfolio. The primary function of the mortgage banking department is to originate fixed and adjustable rate construction-to-permanent residential real estate mortgage loans which fit the needs of borrowers for the purchase and construction of homes.

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

In addition to the fees collected at the closing of a loan, we attempt to sell the loan for a gain at the completion of construction. Such a brokerage arrangement permits Coast Bank to accommodate its client’s demands while eliminating the interest rate risk for the fixed 15-to-30 year term of the loan.

Further, in addition to interest earned on loans and fees generated from mortgage servicing activities, we receive loan origination fees or “points” for originating loans which are netted with associated costs and amortized into interest income over the life of the loan. Origination fees are calculated as a percentage of the principal amount of the mortgage loan and are charged to the borrower for the creation of the loan. Loan origination fees are volatile sources of income, and are affected by the volume and types of loans and commitments made, competitive conditions in the mortgage markets, and the demand for and availability of money.

All mortgage banking department loans of $500,000 to $1,000,000 must be approved by the President and Executive Vice President/Residential Lending Manager for Coast Bank. Loans over $1,000,000 must be approved by Coast Bank’s loan committee.

Brokerage Arrangements

Pursuant to the terms of a Non-Deposit Investment Product and Brokerage Services Agreement with RJFS, Coast Bank’s customers are offered brokerage services and securities products. Under this arrangement RJFS rents office space at specified Coast Bank branches from which it conducts a total brokerage business and Coast Bank receives a percentage of the gross revenues generated therefrom.

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

Bank Holding Company Regulation

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to the regulation and supervision of, and inspection by, the Federal Reserve Bank (“FRB”). The Company also is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiaries. In the past, the BHCA limited the activities of bank holding companies and their subsidiaries to activities which were limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determined to be so closely related to banking or managing or controlling banks as to be properly incident thereto. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”) which is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are “financial in nature” if all of their subsidiary depository institutions are well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed briefly below).

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

The BHCA also requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless it already owns a majority of such voting shares), (ii) acquire all or substantially all of the assets of another bank or bank holding company, or (iii) merge or consolidate with any other bank holding company. The FRB will not approve any acquisition, merger, or consolidation that would result in a monopoly, or which would have a substantially anti-competitive effect, unless the anti-competitive impact of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors when reviewing acquisitions or mergers. As described in greater detail below, pursuant to the Riegle-Neal Interstate Banking and Branch Efficiency Act of 1994 (the “Interstate Banking and Branching Act”) passed by Congress in 1994, a bank holding company is permitted to acquire banks in states other than its home state. See “Bank Holding Company Regulation - Interstate Banking and Branching” below for additional information.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. See “- Capital Adequacy Guidelines.”

In addition, the “cross-guarantee” provisions of the FDICIA require insured depository institutions which are under common control to reimburse the FDIC for any loss suffered by the Bank Insurance Fund (“BIF”) of the FDIC as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. Accordingly, the cross-guarantee provisions enable the FDIC to access a bank holding company’s healthy members of BIF. The FDIC may decline to enforce the cross-guarantee provisions if it determines that a waiver is in the best interest of the BIF. The FDIC’s claims are superior to claims of stockholders of the insured depository institution or its holding company but are subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institutions.

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

Interstate Banking and Branching. The Interstate Banking and Branching Act generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking and Branching Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking and Branching Act must be adequately capitalized and managed.

The Interstate Banking and Branching Act authorizes interstate branching by merger or acquisition on a reciprocal basis, and permits the acquisition of a single branch without restriction, but does not provide for de novo interstate branching.

Under Florida law, the Florida Interstate Branching Act provides that bank holding companies located in any state that meet certain prescribed criteria are permitted to acquire Florida bank holding companies or banks which have been in existence and continuously operated as a bank for more than three years, subject to the prior approval of the Florida Department and certain limitations. Further, under the Florida Interstate Branching Act, an out-of-state bank or bank holding company can establish a branch in Florida by acquiring or merging with an existing Florida bank which has been operating continuously for at least three years.

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

Federal banking agencies also have adopted regulations which require regulators to take into consideration concentrations of audit risk and risks from non-traditional activities, as well as an institution’s ability to manage those risks. This evaluation is made as part of the institution’s regular safety and soundness examination. In addition, pursuant to the requirements of the FDICIA, each federal banking agency prescribes standards for depository institutions and depository institution holding companies relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, a maximum ratio of classified assets to capital, minimum earnings sufficient to absorb losses, a minimum ratio of market value to book value for publicly traded shares and other standards as they deem appropriate. Further, the federal banking agencies all have adopted regulations requiring regulators to consider interest rate risk (when interest rate sensitivity of an institution’s assets does not match its liabilities or its off-balance sheet position) in the evaluation of a bank’s capital adequacy.

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

The federal regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. Under these regulations, a bank will be considered:

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

Under certain circumstances, a depository institution’s primary federal regulatory agency may use its authority to reclassify a “well classified” bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and to not have corrected the deficiency. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. Generally, failing to maintain the status of a “well capitalized” or “adequately capitalized” depository institution subjects the institution to restrictions and limitations on its business that become progressively more severe as capital levels decrease. At December 31, 2004, Coast Bank met the definition of a “well capitalized” institution.

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

Brokered Deposits

Only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval. Under implementing regulations, “well capitalized” banks may accept brokered deposits without restriction, “adequately capitalized” banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while “undercapitalized” banks may not accept brokered deposits. At December 31, 2004, we did not have any brokered deposits.

Customer Protection

Coast Bank also is subject to various consumer laws and regulations intended to protect customers in transactions with depository institutions, as well as other laws and regulations affecting customers of financial institutions generally. Such laws and regulations include, among other things, state usury laws, laws relating to fiduciaries, truth in lending laws, consumer credit and equal credit, and fair credit reporting. These laws and regulations mandate various disclosure requirements and substantively regulate the manner in which financial institutions must deal with their customers. Coast Bank must comply with numerous regulations in this regard and are subject to periodic examinations with respect to their compliance with these requirements.

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

USA Patriot Act

The USA Patriot Act of 2001 (the “USA Patriot Act”) is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. Under the USA Patriot Act, FDIC insured banks and commercial banks will be required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires banks to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting, and reporting measures for companies who have shares registered under the Securities Exchange Act of 1934 which are designed to ensure that the stockholders of corporate America are treated fairly and have full and accurate information about the public companies in which they invest. All public companies, including companies that file periodic reports with the SEC are affected by the Sarbanes-Oxley Act.

Specifically, the Sarbanes-Oxley Act and the various regulations promulgated thereunder, established, among other things:

•	the creation of an independent accounting oversight board to oversee the audit of public companies and auditors who perform such audits;

•	auditor independence provisions which restrict non-audit services that independent accountants may provide to their audit clients;

•	additional responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company;

•	a prohibition on personal loans to directors and officers, except certain loans made by financial institutions on non-preferential terms and in compliance with other bank regulatory requirements;

•	additional corporate governance and responsibility measures which (a) require the chief executive officer and chief financial officer to certify financial statements and to forfeit salary and bonuses in certain situations, and (b) protect whistleblowers and informants;

•	enhance independence and expertise requirements for members of an audit committee;

•	expansion of the audit committee’s authority and responsibility by requiring that the audit committee (a) have direct control of the outside auditor, (b) be able to hire and fire the auditor, and (c) approve all non-audit services;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	enhanced penalties for fraud and other violations.

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

Employees

At December 31, 2004, the Company and Coast Bank together employed 117 full-time and 7 part-time employees. None of these employees is covered by a collective bargaining agreement and we believe that our employee relations are good.

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

Potential risks, uncertainties, and other factors which could cause the Company’s financial performance or results of operations to differ materially from current expectations or such forward-looking statements include, but are not limited to:

•	general economic conditions, either nationally or in Florida, may be less favorable than expected, resulting in, among other things, a deterioration of credit quality or a decreased demand for our products or services;

•	the success or failure of our efforts to implement our business strategy or to attract and retain quality employees;

•	changes in the interest rate environment which could reduce our margins and increase defaults in our loan portfolio, including those described under “Item 6. Management’s Discussion and Analysis or Plan of Operation - Asset/Liability Management,” and “- Market Risk Management;”

•	a significant increase in competitive pressures in the banking and financial services industry and, more particularly, a significant increase in competition in the Company’s market areas as described under “Item 1. Description of Business - Competition;”

•	the adequacy of the allowance for loan losses and the Bank’s asset quality, including those matters described in “Item 6. Management’s Discussion and Analysis or Plan of Operation - Allowance for Credit Losses,” and “- Classification of Assets;”

•	changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;

•	changes in political conditions or in the legislative or regulatory environment that adversely affects the businesses in which we are engaged, including the impact of any changes in laws and regulations relating to banking, securities, taxes, and insurance;

•	our ability to continue and support our rapid growth and the ability of our officers, key employees, and directors to manage our growth effectively, including, among other things, the attraction and retention of skilled employees, successfully increasing the volume of loans and deposits at acceptable risk levels, and managing the costs and implementation risks associated with our growth strategies;

•	the ability to increase market share and to control expenses, and changes in consumer spending, borrowing, and saving habits;

•	changes in technology;

•	changes in trade, tax, monetary, or fiscal policies, including the interest rate policies of the FRB;

•	money market and monetary fluctuations, and changes in inflation or in the securities markets;

•	future acquisitions and the integration of acquired businesses and assets;

•	changes in the Company’s organizational structure and in its compensation and benefit plans, including those necessitated by pressures in the labor market for attracting and retaining qualified personnel;

•	unanticipated litigation, regulatory, or other judicial proceedings;

•	the success of the Company at managing the risks involved in the foregoing; and

•	other one-time events, risks and uncertainties detailed from time to time in the filings of the Company with the Securities and Exchange Commission.

Such forward-looking statements speak only to the date that such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

The Company’s results are strongly influenced by general economic conditions in its market areas on the west coast of central Florida. A deterioration in these conditions could have a material adverse effect on the quality of the Bank’s loan portfolio and the demand for its products and services. In particular, changes in the real estate or service industries, or a slow-down in population growth may adversely impact the Company’s performance. See “Item 6. Management’s Discussion and Analysis or Plan of Operation - Asset/Liability Management,” “- Market Risk Management,” “- Classification of Assets,” and “- Allowance for Credit Losses.”

All forward-looking statements presume a continuation of the existing regulatory environment and monetary policy. The banking industry is subject to extensive state and federal regulation, and significant new laws or regulations, or changes in or repeals of existing laws or regulations may cause results of the Company to differ materially. Further federal monetary policy, particularly as implemented by the FRB, significantly affect credit conditions for the Bank and its customers. Such changes could adversely impact the Company’s financial results. In addition, the newly enacted Sarbanes-Oxley Act of 2002 and the numerous rulemaking initiatives adopted or proposed in connection therewith or in reaction thereto has significantly increased the regulatory burdens of publicly held corporations. Accordingly, the cost of compliance with, and the personnel necessary to satisfy the obligations imposed by, these regulatory initiatives may continue to divert resources from our core business operations and may adversely affect our profitability. See “Item 1. Description of Business - Supervision and Regulation.”

A significant source of risks arise from the possibility that losses will be sustained because borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. The Bank has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, that management believes are appropriate to minimize the risks in assessing the likelihood of nonperformance, tracking loan performance, and diversifying the Bank’s loan portfolio. However, such policies may not prevent unexpected losses that could adversely affect the Company’s results and the allowance for loan losses may not be adequate in all instances. See “Item 6. Management’s Discussion and Analysis or Plan of Operation - Asset/Liability Management,” “- Market Risk Management,” “- Classification of Assets,” and “- Allowance for Credit Losses.” Further, certain types of lending relationships carry greater risks of nonperformance and collectibility, such as commercial and consumer loans. For a discussion of the risks associated with such lending relationships, see “Item 1. Description of Business - Lending Activities.”

ITEM 2. DESCRIPTION OF PROPERTY

The executive and administrative offices of the Company and Coast Bank currently are located at 2412 Cortez Road West, Bradenton, Florida 34207. This building consists of approximately 7,900 square feet on one floor and includes a branch bank facility. Under the terms of the ground lease, which expires on October 31, 2007, the annual rental payments are approximately $16,095 through October 31, 2007. On November 1, 2007, and on each fifth anniversary thereafter, the annual rental payments increase by 4%. Under the terms of this lease, the ground lease may be renewed at Coast Bank’s option for 5 consecutive 10-year periods and one consecutive 14-year period (in the event all five 10-year renewal options have been exercised).

Coast Bank acquired additional administrative office space during 2002 to support its continued growth. The additional facility consists of approximately 10,000 square feet on one floor and is located at 6205 Cortez Road West, Bradenton, Florida 34210 (“Operations Center”). This facility currently serves as Coast Bank’s primary operations center and contains Coast Bank’s administrative office for support staff and the residential lending department. Coast Bank owns the building and underlying property.

In January 2004, we purchased a six-story office building in downtown Bradenton, Florida (“Downtown Building”), for a purchase price of approximately $6.8 million. This building, which is located at 1301 Sixth Avenue West, Bradenton, FL 34205, is approximately 66,000 square feet. A branch office using approximately 1,523 square feet was opened in the building on May 18, 2004. During 2005, we intend to move our executive and administrative offices and our operations center to this building. We have leased the remaining portions of the building to third parties. After we complete our move into the Downtown Building, we anticipate selling our Operations Center to a third party and leasing back 5,500 square feet to be used for our Residential Lending area.

In addition to the branch offices located at our executive and administration offices and our Downtown Building, we have six additional branch locations, as set forth below.

Branch Location	Approximate Square Feet	Opened	Ownership
7051 Manatee Avenue	6,000	2002	Fee Simple
Bradenton, Florida

5390 Gulf of Mexico Drive	2,150	2002	Lease (1)
Longboat Key, Florida

995 N. Haben Blvd.	3,000	2003	Fee Simple
Palmetto, Florida

9819 Cortez Road West	3,000	2003	Fee Simple
Bradenton, Florida

415-53rd Avenue	2,500	2004	Fee Simple
Bradenton, Florida

111 Second Avenue NE	5,600	2005	Lease (2)
St. Petersburg, Florida

(1)	The Longboat Key branch is subject to a five-year lease which was assumed by Coast Bank. Under this lease our annual base rent is $41,600. This lease expires on November 30, 2005 and may be renewed for two additional five-year terms.
(2)	The St. Petersburg branch is subject to a 10-year lease. Under this lease, the annual base rent is $70,188. This lease expires on December 31, 2014 and may be renewed for three five-year terms.

In addition to the above branches, we have received approval to open the following Pinellas County branch locations as set forth below:

Proposed Branch Location	Approximate Square Feet	Anticipated Opening	Ownership
6850 Central Avenue St. Petersburg, Florida	4,000	1st Quarter 2005	Lease (1)

5825-54th Avenue North Kenneth City, Florida	3,200	2nd Quarter 2005	Fee Simple (2)

13700 Park Boulevard Seminole, Florida	3,200	2nd Quarter 2005	Fee Simple (3)

(1)	The Central Avenue lease is for a five-year term with an option to renew once for an additional five years. Under this lease our annual base rent is $70,000.
(2)	The purchase price for the property was $445,000.
(3)	The purchase price for the property was $725,000.

We also own property located on State Road 70, Bradenton, Florida and at University Parkway and Tuttle Avenue in Manatee County (“University Property”) at which we intend to open branch offices. The property on State Road 70 currently is being developed. The University Property currently is undergoing site approval. It is anticipated that these branches will open in 2005.

ITEM 3. LEGAL PROCEEDINGS

The Company and Coast Bank are periodically a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, foreclose on loan defaults, claims involving the making and servicing of real property loans, and other issues incident to our business. Except as described below, management does not believe that there is any proceeding threatened or pending against the Company or Coast Bank which, if determined adversely, would have a material effect on the business, results of operations, cash flows, or financial position of the Company or Coast Bank.

On April 11, 2003, Gillian S. Busard, a former employee who had been terminated from her employment with Coast Financial Partners, a now-inactive subsidiary of Coast Bank (“CFP”), filed a suit in the State of Florida, Circuit Court, 12th Judicial Circuit, located in Manatee County, Florida (“Circuit Court”), against Coast Bank and CFP, alleging unlawful employment discrimination under the Florida Civil Rights Act for alleged sexual harassment. Ms. Busard’s suit also alleges a breach of her Financial Advisor Agreement with Coast Bank and CFP and Unfair and Deceptive Trade Practices by CFP. As filed, the suit did not make a claim for any specified monetary damages except that it asserted damages in excess of $15,000, the jurisdictional amount necessary to being in action in the Circuit Court. However, in responses to discovery in September, 2004, Ms. Busard has asserted that she is seeking between $623,000 and $880,000 in alleged contractual damages, back pay, and emotional distress damages, as well as unspecified attorney’s fees, costs, and punitive damages. Arbitration of the claims is presently scheduled for June, 2005, although this date will most likely be pushed back later in the summer due to conflicts with witness’ schedules. The Company believes that Coast Bank and CFP acted appropriately in connection with the termination of Ms. Busard and that this action is without merit. The Company intends to defend this action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security-holders during the fourth quarter of its fiscal year ended December 31, 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, and position of each executive officer of the Company and the Bank are set forth below, together with such officer’s business experience during the past five years.

Name	Age	Position with the Company or Coast Bank
Brian P. Peters	42	President and Chief Executive Officer of the Company and Coast Bank
Philip W. Coon	51	Executive Vice President/Residential Lending Manager of Coast Bank
James V. Dugger	45	Executive Vice President/Consumer Lending Manager of Coast Bank
Brian F. Grimes	42	Executive Vice President and Chief Financial Officer of the Company and Coast Bank and Secretary of the Company
Anne V. Lee	46	Executive Vice President/Retail Banking Manager of Coast Bank
Tyrone L. Shinn	46	Executive Vice President/Commercial Lending Manager of Coast Bank

Executive Officers

The executive officers of the Company and Coast Bank and their offices with the Company and Coast Bank are set forth below. Officers are elected annually by the respective Boards of Directors of the Company and Coast Bank to hold office until the earlier of their death, resignation, or removal.

Brian P. Peters has served as President, Chief Executive Officer and a director of the Company and Coast Bank since February 2004. Mr. Peters served as Coast Bank’s President and Chief Operating Officer from December 2003 to February 2004 and Coast Bank’s Executive Vice President and Chief Financial Officer from June 2002 until December 2003. From 1997 to 2002, Mr. Peters served as Senior Vice President and Controller for Republic Bank, St. Petersburg, Florida and from 1995 to 1997 he served as Chief Financial Officer of American Bancshares, Inc., and as Senior Vice President and Chief Financial Officer of American Bank, Bradenton, Florida, the wholly-owned banking subsidiary of American Bancshares, Inc. Mr. Peters received his MBA from Regis University, Denver, Colorado and his B.A. from Eckerd College, St. Petersburg, Florida. He is a member of the Institute of Management Accountants and has in excess of 20 years experience in banking.

Philip W. Coon has served as Coast Bank’s Executive Vice President/Residential Lending Manager since April 2000. In this role, Mr. Coon is responsible for real estate lending. Prior to joining Coast Bank, Mr. Coon served as the Senior Vice President for the Mortgage Banking Division of American Bank, Bradenton, Florida from April 1994 to April 2000.

James V. Dugger has served as Executive Vice President/Consumer Lending Manager for Coast Bank since January 2005 and as Senior Vice President/Consumer Lending Manager since July 2004. In this role, Mr. Dugger is responsible for overseeing Coast Bank’s consumer lending operations. Mr. Dugger brings over 22 years of banking experience to Coast Bank. From May 1997 to July 2004, Mr. Dugger served as Senior Vice President/Division Manager of consumer lending for Republic Bank.

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

Anne V. Lee has served as Executive Vice President/Retail Banking Manager for Coast Bank since August 2003 and as Coast Bank’s Senior Vice President/Retail Banking Manager from March 2003 to August 2003. In these capacities at Coast Bank, Ms. Lee has been and is responsible for overseeing the branches and branch administration, business development, retail operations, marketing and training. Ms. Lee brings over 25 years of retail and operational banking experience to Coast Bank. From December 1997 until March 2001, Ms. Lee served as Senior Vice President, Support Services Manager for Republic Bank, St. Petersburg, Florida. Ms. Lee then joined FloridaFirst Bank in Lakeland, Florida in March 2001 as Retail Banking Service and Support Manager and continued in that position until joining Coast Bank in March 2003.

Tyrone L. Shinn has served as Executive Vice President/Commercial Lending Manager of Coast Bank since December 2003. In this role, Mr. Shinn is responsible for overseeing Coast Bank’s commercial loan operations. Mr. Shinn brings over 23 years of banking experience to Coast Bank. From June 1999 to November 2003, Mr. Shinn served as Vice President, Lending for Northern Trust Bank of Florida in Bradenton. From 1993 to 1999, Mr. Shinn served as Senior Vice President and Osceola County Executive of Colonial Bank where he was responsible for three offices in Kissimmee, Florida and providing input to the due diligence team with respect to the loan portfolios of bank acquisition targets.

There is no family relationship between any of directors or executive officers of the Company.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Shares

On November 5, 2003, our Common Shares commenced trading on the Nasdaq SmallCap Market under the symbol “CFHI.” At the close of business on February 28, 2005, there were 3,757,650 outstanding Common Shares which were held by approximately 1,300 shareholders of record.

The following table sets forth the high and low closing sales prices for the Common Shares as quoted by Nasdaq SmallCap Market for the periods indicated:

	High	Low
Year Ended December 31, 2003:
First Quarter	N/A	N/A
Second Quarter	N/A	N/A
Third Quarter	N/A	N/A
Fourth Quarter	$14.99	$13.15

Year Ended December 31, 2004:
First Quarter	$14.93	$13.00
Second Quarter	$15.45	$13.78
Third Quarter	$15.72	$13.95
Fourth Quarter	$17.50	$15.13

Year Ended December 31, 2005:
First Quarter (through February 28, 2005)	$18.90	$16.75

The quotations in the above table reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. On February 28, 2005, the last reported sale price of the Common Shares as quoted by Nasdaq SmallCap Market was $16.99 per share.

Holders of the Company’s Common Shares are entitled to receive dividends when and if declared by its Board of Directors out of funds legally available therefor. The Company however, has never declared any cash dividends on its Common Shares and does not anticipate the payment of cash dividends in the foreseeable future.

The Company is a legal entity separate and distinct from Coast Bank and its revenues are derived principally from Coast Bank. Accordingly, the ability of the Company to pay cash dividends on its Common Shares in the future generally will be largely dependent upon the earnings of Coast Bank and the ability of Coast Bank to pay dividends to the Company. Coast Bank, as a Florida state chartered bank, is subject to certain legal restrictions on the amount of dividends it is permitted to pay. The amount of cash dividends that may be paid is based on Coast Bank’s net profits during the current year combined with Coast Bank’s retained net profits of the preceding two years, as defined by the Florida Department.

The payment of dividends by Coast Bank is subject to a determination by Coast Bank’s Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations, Coast Bank’s results of operations and financial condition, tax considerations, and general economic conditions. National banking laws regulate and restrict the ability of Coast Bank to pay dividends to the Company. The Florida Department of Banking, which regulates Coast Bank, not only has established certain financial and capital requirements that affect the ability of Coast Bank to pay dividends, but it also has the general authority to prohibit

Coast Bank from engaging in an unsafe or unsound practice in conducting its business. Depending upon the financial condition of Coast Bank, the payment of cash dividends could be deemed to constitute such an unsafe or unsound practice. See “Item 1. Description of Business - Supervision and Regulation - Bank Regulation.”

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Executive Overview

We are a recently formed bank holding company and our principal asset is our ownership of Coast Bank. Accordingly, our results of operations are primarily dependent on the results of the operations of Coast Bank.

Through Coast Bank, we conduct a commercial banking business which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). We have experienced substantial growth in our loan portfolio and deposits since inception. Our profitability depends significantly on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid on these balances.

Net interest income is dependent upon our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. When interest-bearing assets approximate or exceed interest-bearing liabilities, any increase in interest rates generally will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demands.

Our profitability also is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts and other fees and income from the sale of loans, servicing rights, and investment securities. Noninterest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, expenses of opening a branch office or offices, and other operating expenses.

During 2004, we continued to expand our operations, grow our asset base, and increase the volume of our lending operations while generating our first fiscal year profit and taking steps to lay a strong fiscal foundation for future periods. We critically analyzed our management team, our employee needs, the services provided to our customers, the efficiencies of various aspects of our operations, the quality of our loan portfolio and the types of lending products offered, and our growth plans. As a result of our analysis, we restructured our management team and hired additional highly respectable local lending officers, streamlined our processes, outsourced various services to third party vendors, and solidified our loan portfolio and reserves. As this process was being undertaken, we also were presented with opportunities to expand our banking operations and increase our visibility within our market area. The purchase of the office building in downtown Bradenton also provided us with an opportunity to consolidate our administrative functions and better manage our operations. Set forth below are the highlights of the past year:

•	We closed Coast Financial Partners and entered into an arrangement with Raymond James Financial Services to provide investment advisory and brokerage services to our customers.

•	We purchased the downtown office building and, in connection with the purchase, we opened a branch office and commenced renovations for our administrative and operations office space.

•	We sold our loan servicing portfolio for our construction-to-permanent financings and began the sale of such servicing rights with the sale of the underlying loan in the secondary market.

•	We discontinued in-house data processing and outsourced it to it to a third party vender.

•	We sold our merchant services, our credit card portfolio, and our in-house item processing and entered into arrangements with third party vendors to provide such services to Coast Bank and its customers.

•	We moved our debit card processing to a larger vendor in order to provide an online capability for debit card transactions.

•	We added a consumer lending manager and commercial loan officers.

•	We improved our oversight of, and underlying review with respect to, our lending operations and, as a result, improved the quality of our loan portfolio.

•	We added three new branches, including the branch in our Downtown Building.

As a result of the actions taken over the past year, we were able to continue our growth while enhancing profitability. We eliminated or reduced costs associated with our operations and increased the size of our loan portfolio through both expansion and marketing activities. Expansion activities increased our noninterest expenses during the past year, but we believe we took the steps necessary to continue our growth while also laying down a solid foundation for our economic success.

During 2005, we anticipate opening four branches in Pinellas County and two branches in Manatee County, adding 36 ATM kiosks in Manatee, Sarasota, and Pinellas Counties, completing the refurnishing of, and moving into, the downtown Bradenton office building, and the sale and leaseback of our Operations Center.

This Management’s Discussion and Analysis or Plan of Operations provides a more detailed analysis of our results for the fiscal year ended December 31, 2004 and our financial position as of December 31, 2004.

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

Larger commercial loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, and available legal options. Included in the review of individual loans are those that are impaired as provided in the Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended. Any specific reserves for impaired loans are measured based on the fair market value of the underlying collateral. We evaluate the collectibility of both principal and interest when assessing the need for a special reserve. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations.

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

Based on the procedures discussed above, management believes that the allowance for loan losses was adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2004. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgment and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy changes, collateral values change, reserve factors change, or the nature and volume of problem loans change, we may need to adjust our provision for loan losses. Material additions to our provision for loan losses would result in a decrease in net earnings and capital.

General

This Management’s Discussion and Analysis or Plan of Operation discusses on a consolidated basis, material changes (i) in the financial condition of the Company from December 31, 2003 to December 31, 2004 and from December 31, 2002 to December 31, 2003, and (ii) in the results of operations with respect to the year ended December 31, 2004 compared to the year ended December 31, 2003, and the year ended December 31, 2003 compared to the year ended December 31, 2002. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations. For purposes of this discussion, references to the Company relate to the Company and Coast Bank on a consolidated basis after April 15, 2003, and to Coast Bank prior to April 15, 2003. You should read this discussion together with your review of our consolidated financial statements and the related notes and other statistical information contained in this Form 10-KSB.

Results of Operations

Comparison of Years Ended December 31, 2004 and 2003

General. For the year ended December 31, 2004, we reported net earnings of approximately $831,000, or basic and diluted earnings per share applicable to common shareholders of $0.22, as compared to a net loss of $2,500,000, or basic and diluted loss per share of $1.46 for the year ended December 31, 2003.

Our total assets at December 31, 2004 were approximately $384.6 million, an increase of $120.7 million or approximately 45.8% from December 31, 2003. The majority of the increase was due to a $83.5 million increase in net loans. Asset growth was funded by a $118.5 million increase in deposits.

Our net loans at December 31, 2004 totaled approximately $297.7 million net, or approximately 77.4% of the total assets. Of the total, portfolio loans consisted of approximately $32.0 million in commercial loans, approximately $100.0 million in commercial real estate loans, approximately $136.9 million in residential real estate loans, and approximately $29.6 million in installment and other loans, net of deferred costs and allowance for loan losses of approximately $(0.8) million. The allowance for loan losses decreased from $3.2 million at December 31, 2003 to $2.9 million at December 31, 2004. The allowance for loan losses at December 31, 2004 was 0.97% of portfolio loans.

Net Interest Income. Net interest income, which constitutes the principal source of income for Coast Bank, is the difference between interest earned on its interest-earning assets and the interest paid on interest-bearing liabilities. The principal interest-earning assets are loans, investment securities, and short-term investments. Interest-bearing liabilities primarily consist of customer deposits (such as interest paying checking accounts or NOW accounts, retail savings deposits, money market accounts, and time deposits), repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances. Funds attracted by these interest-bearing liabilities are invested by the Bank in interest-earning assets. Accordingly, net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

Total interest income for the year ended December 31, 2004 and 2003 was approximately $17.3 million and $12.1 million, respectively, on average outstanding balances of interest-earning assets of approximately $306.1 million and $199.6 million, respectively. This increase was due primarily to a $5.0 million increase in interest income from loans resulting from a $95.4 million increase in the average loan balance which was partially offset by a decrease in the weighted average yield earned in 2004 to 6.19% from 6.73% in 2003.

Total interest expense for the year ended December 31, 2004 and 2003 was approximately $7.4 million and $5.6 million, respectively. The increase was due primarily to a $88.8 million increase in average interest- bearing deposits. The average cost of all interest-bearing deposits for the year ended December 31, 2004 and 2003 was 2.83% and 3.32%, respectively.

Provision for Loan Losses. The provision for loan losses was $1,315,000 for the year ended December 31, 2004 compared to $2,934,000 for the year ended December 31, 2003. As described below under “Comparison of Years Ended December 31, 2003 and 2002 - Provision for Loan Losses,” the loan loss provision in 2003 was substantially increased due to a comprehensive loan review in 2003 of all commercial loans greater than $100,000 that were not secured by real estate which led to additional provisions for loan losses. Further, in 2003 we had problem loans with two lending relationships totaling approximately $780,000. In 2004, however, neither of these circumstances existed and we decreased our provision for loan losses.

At December 31, 2004 and 2003, we had total net portfolio loans of approximately $297.7 million and approximately $214.2 million, respectively. Allowance for loan losses was approximately $2.9 million and $3.2 at December 31, 2004 and 2003, respectively, representing 0.97% and 1.47% of total net loans at the end of each period.

Noninterest Income. Noninterest income for the year ended December 31, 2004 and 2003 was approximately $2.9 million and $2.6 million, respectively. The increase in noninterest income for the year ended December 31, 2004 primarily was due to gains on the sale of merchant services, the credit card portfolio and mortgage loan servicing rights of $503,000 along with an increase from gains on the sale of loans held for sale, which represents an increase of $150,000 from the period ended December 31, 2003. The increase in gain on sale of loans in 2004, when compared to the year ended December 31, 2003, was due to an increase in loans sold. In addition, service charges on deposit accounts for the period increased $140,000 due to an increase in the number of accounts. This increase was partially offset by a $361,000 decrease in asset management fees over the same period, due to the dissolution of Coast Financial Partners in the first quarter of 2004, and by a decrease in gains recognized on the sale of securities available for sale of $94,000.

Noninterest Expense. Noninterest expense for the year ended December 31, 2004 and 2003 was approximately $10.2 million and $8.7 million, respectively. Our most significant noninterest expenses, those related to salaries and employee benefits, were approximately 53.6% and 57.1%, respectively, of such noninterest expenses for the years ended December 31, 2004 and 2003. The increase in noninterest expense in 2004 was due primarily to salaries and employee benefits and occupancy expenses due to the opening of three branch offices, and the purchase of the Downtown Building, and the hiring of employees to support the overall growth of Coast Bank.

Income Taxes. The income tax provision for the year ended December 31, 2004 was $528,000 compared to an income tax benefit of $(956,000) for the year ended December 31, 2003.

Comparison of Years Ended December 31, 2003 and 2002

General. For the year ended December 31, 2003, we reported net losses of approximately $1,625,000, before the payment of a cash dividend of approximately $105,000 and cash paid of approximately $770,000 to convert our Series A Preferred Shares in to our Common Shares. As a result of these payments, a net loss of approximately $2,500,000 was applicable to our common shareholders, or basic and diluted loss per share applicable to common shareholders of $1.46, as compared to a net loss of $691,000, or basic and diluted loss per share of $.66 for the year ended December 31, 2002. The increase in the net loss is primarily attributable to an increase in the provision for loan losses of $2.1 million.

Our total assets at December 31, 2003 were approximately $263.9 million, an increase of $88.0 million or approximately 50.0% from December 31, 2002. The majority of the increase was due to a $87.1 million increase in net loans. Asset growth was funded by a $59.6 million increase in deposits, a $4.0 million increase in repurchase agreements with customers and net proceeds from the common stock offering of $20.2 million.

Our net loans at December 31, 2003 totaled approximately $214.2 million net, or approximately 81.2% of the total assets. Of the total, portfolio loans consisted of approximately $30.3 million in commercial loans, approximately $55.5 million in commercial real estate loans, approximately $93.4 million in residential real estate loans, and approximately $36.7 million in installment and other loans, net of deferred costs and allowance for loan losses of approximately $(1.7) million. The allowance for loan losses increased from $1.4 million at December 31, 2002 to $3.2 million at December 31, 2003. The allowance for loan losses at December 31, 2003 was 1.47% of portfolio loans.

Net Interest Income. Total interest income for the year ended December 31, 2003 and 2002 was approximately $12.1 million and $8.8 million, respectively, on average outstanding balances of interest-earning assets of approximately $199.6 million and $131.2 million, respectively. This increase was due primarily to a $3.3 million increase in interest income from loans resulting from a $61.0 million increase in the average loan balance which was partially offset by a decrease in the weighted average yield earned in 2003 to 6.73% from 7.51% in 2002.

Total interest expense for the year ended December 31, 2003 and 2002 was approximately $5.6 million and $4.6 million, respectively. The increase was due primarily to a $53.4 million increase in average interest-bearing deposits. The average cost of all interest-bearing liabilities for the year ended December 31, 2003 and 2002 was 3.19% and 4.00%, respectively.

Provision for Loan Losses. The provision for loan losses was $2,934,000 for the year ended December 31, 2003 compared to $835,000 for the year ended December 31, 2002. The provision increased due to a loan review of all commercial loans greater than $100,000 that are not secured by real estate. As a result of a comprehensive review of our loan portfolio in 2003, a number of loans were kept on the watch list and the reserve allocation was increased based on recent factors affecting the applicable credits. In addition, some loans not on the watch list were downgraded and their respective reserve allocation increased by an applicable amount.

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

As a newly formed banking institution, our loans are relatively unseasoned and the make-up of the loan portfolio is subject to monthly fluctuations. As of December 31, 2004, 2003, and 2002, approximately 79.4%, 69.0%, and 54.1%, respectively, of our loan portfolio was collateralized by first liens on owner-occupied residential loans, construction loans, land loans, and all other commercial real estate, all of which have historically been a relatively low credit risk.

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

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. On a routine basis we evaluate these concentrations for purposes of policing these concentrations and to make necessary adjustments in our lending practices that most clearly reflect the economic times, loan to deposit ratios, and industry trends. At December 31, 2004 total loans to any particular group of customers engaged in similar activities or having similar economic characteristics did not exceed 10% of total loans.

The board of directors of Coast Bank concentrates its efforts and resources, and that of our senior management and lending officials, on loan review and underwriting procedures. In addition, we have retained the services of Stogniew & Associates, independent consultants, to perform semi-annual loan documentation and compliance reviews as well as deposit and operations compliance reviews. In this regard, our loans are reviewed to assess the adequacy of our internal loan (credit risk) grading system and to alert management with respect to any potential problems that may require remedial action. Senior loan officers also have established a review process with the objective of quickly identifying, evaluating, and initiating necessary corrective action for substandard loans.

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

At December 31, 2004 we had $1,444,000 of loans on non-accrual status, no loans past due 90 days or more still accruing interest, and no foreclosed real estate.

Comparative Average Balances, Interest, and Average Yields

The following tables show for each category of interest-earning assets and interest-bearing liabilities, the average amount outstanding, the interest earned or paid on such amount, and the average rate earned or paid for the years ended December 31, 2004, 2003 and 2002. These tables also show the average rate earned on all interest-earning assets, the average rate paid on all interest-bearing liabilities, and the net yield on average interest-earning assets for the same periods.

	For the Year Ended December 31,
	2004			2003			2002
	Average Balance(1)	Interest Income/ Expense	Yield/ Rate	Average Balance (1)	Interest Income/ Expense	Yield/ Rate	Average Balance(1)	Interest Income/ Expense	Yield/ Rate
				(Dollars in Thousands)
Interest-earning assets:
Investment securities (2)	$40,644	1,145	2.82%	$28,282	954	3.37%	$19,342	842	4.35%
Loans (3)	260,739	16,142	6.19	165,316	11,126	6.73	104,330	7,832	7.51
Other interest-earning assets	4,668	50	1.07	6,003	61	1.02	7,517	116	1.54

Total interest-earning assets/interest income/average rates earned	306,051	17,337	5.66	199,601	12,141	6.08	131,189	8,790	6.70

Total noninterest bearing assets:
Total noninterest bearing assets	24,002			15,591			9,204

Total assets	$330,053			$215,192			$140,393

Interest-bearing liabilities:
NOW	11,581	39.34		8,924	56	0.63	5,378	54	1.00
Money-market	63,739	1,236	1.94	30,209	502	1.66	23,227	647	2.79
Savings	3,392	18.53		2,140	17.79		1,636	28	1.71
Time	169,467	5,724	3.38	118,073	4,709	3.99	75,670	3,634	4.80

Total interest-bearing deposits	248,179	7,017	2.83	159,346	5,284	3.32	105,911	4,363	4.12

Other borrowings	21,746	365	1.68	17,579	360	2.05	9,215	238	2.58

Total interest-bearing liabilities/ interest expense/average rate paid	269,925	7,382	2.73	176,925	5,644	3.19	115,126	4,601	4.00

Total noninterest bearing liabilities	26,096			19,590			11,581

Total liabilities	296,021			196,515			126,707

Stockholders’ equity	34,032			18,677			13,686

Total liabilities and stockholders’ equity	$330,053			$215,192			$140,393

Net interest income		$9,955			$6,497			$4,189

Interest rate spread			2.93%			2.89%			2.70%

Net interest margin (4)			3.25%			3.26%			3.19%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.13			1.14

(1)	Average balance represents the average daily balance for the years ended December 31, 2004, 2003 and 2002.
(2)	Principally taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(3)	Loans held for sale and nonaccruing loans are included in computation of average balance.
(4)	Net interest margin is the net interest income dividend by average interest earning assets.

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

Rate/Volume Interest Analysis

	Year Ended December 31,
	2004 Compared to 2003				2003 Compared to 2002
	Rate	Volume	Rate/ Volume	Total Change	Rate	Volume	Rate/ Volume	Total Change
	(Dollars in Thousands)
Interest earning assets
Investment securities	$(157)	417	(69)	191	(190)	389	(87)	112

Loans	(892)	6,423	(515)	5,016	(810)	4,578	(474)	3,294

Other interest-earning assets	3	(13)	(1)	(11)	(40)	(23)	8	(55)

Total interest income	$(1,046)	6,827	(585)	5,196	(1,040)	4,944	(553)	3,351

Interest bearing liabilities
NOW	$(26)	17	(8)	(17)	(20)	34	(12)	2
Money-market	84	556	94	734	(261)	194	(78)	(145)
Savings	(6)	11	(4)	1	(15)	9	(5)	(11)
Time	(721)	2,050	(314)	1,015	(616)	2,036	(345)	1,075

Total interest on deposits	(669)	2,634	(232)	1,733	(912)	2,273	(440)	921

Other borrowings	(65)	85	(15)	5	(49)	216	(45)	122

Total interest expense	$(734)	2,719	(247)	1,738	(961)	2,489	(485)	1,043

Change in net interest income	$(312)	4,108	(338)	3,458	(79)	2,455	(68)	2,308

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

The management of interest rate risk is one of the most significant factors affecting our ability to achieve future earnings. The principal measure of our exposure to interest rate risk is the difference between interest rate sensitive assets and liabilities for the periods being measured, commonly referred to as the “gap” for such period. An asset or liability is considered interest rate sensitive if it will reprice or mature within the time period being analyzed. Controlling the maturity or repricing of an institution’s liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. A gap is considered positive when the amount of interest rate sensitive assets exceed the amount of interest rate sensitive liabilities. When the opposite occurs, the gap is considered to be negative. During periods of increasing interest rates, a negative gap would tend to adversely affect income while a positive gap would tend to result in net interest income. During periods of decreasing interest rates, the inverse would tend to occur. If the maturities of interest rate sensitive assets and liabilities were equally flexible and moved concurrently, the impact of any material or prolonged increase or decrease in interest rates or net interest income on existing assets or liabilities would be minimal. It is common to focus on the one year gap, which is the difference between the dollar amount of assets and the dollar amount of liabilities maturing or repricing within the next twelve months.

ALCO uses an internal model to analyze our current financial position and test different strategies prior to implementation. The system attempts to simulate Coast Bank’s asset and liability base and project future operating results under several interest rate and spread assumptions.

Under asset/liability management guidelines, it is our policy to maintain a cumulative one-year gap of no more than 15% of total assets, primarily by managing the maturity distribution of our investment portfolio and emphasizing loan originations tied to interest sensitive indices. Additionally, we have joined the FHLB to enhance our liquidity position and provide the ability to utilize fixed rate advances to improve the match between interest-earning assets and interest-bearing liabilities in certain periods. Due to the growth of our balance sheet during 2004, Coast Bank’s cumulative one year gap at December 31, 2004 was negative at approximately $10.5 million (or (2.7)%, expressed as a percentage of total assets) as compared to a positive one year gap at approximately $1.3 million (or 0.5%, expressed as a percentage of total assets) at December 31, 2003.

The following table presents our interest rate sensitive assets and liabilities at December 31, 2004, which are expected to mature or are subject to repricing in each of the time periods indicated. The table may not be indicative of our rate sensitive position at other points in time. The balances have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed rate loans are shown in the periods in which they are scheduled to be repaid. Repricing of time deposits is based on their scheduled maturities. Deposits without a stated maturity are shown as repricing within ninety (90) days.

Interest Rate Sensitivity Analysis

As of December 31, 2004

	Term to Repricing or Maturity
	90 Days	91-180 Days	181 Days to 365 Days	Due Within 1-5 Years	Due After 5-Years	Total
			(Dollars in Thousands)
Interest-earning assets:
Investment securities	$5,782	10,892	11,165	26,979	672	55,490

Interest bearing deposits	55	—	—	—	—	55

FHLB stock	573	—	—	—	—	573

Mortgage loans:
Commercial real estate	21,993	2,986	5,230	64,751	4,995	99,955
Residential real estate	2,400	1,364	4,973	31,113	7,307	47,157
Residential construction	26,773	15,971	15,475	30,857	640	89,716
Other Loans:
Commercial	18,145	1,058	1,909	7,631	3,277	32,020
Consumer and installment	18,591	1,381	2,180	6,647	841	29,640

Total loans	87,902	22,760	29,767	140,999	17,060	298,488

Total interest-earning assets	94,312	33,652	40,932	167,978	17,732	354,606

Interest-bearing liabilities:
Customer deposits:
NOW accounts	1,992	1,992	3,983	7,967	—	15,934
Money market accounts	68,263	—	—	11,315	—	79,578
Regular savings	485	485	971	1,941	—	3,882
Time deposits	34,084	21,546	24,941	120,832	7	201,410

Total customer deposits	104,824	24,023	29,895	142,055	7	300,804

Borrowings:
Repurchase agreements	15,867	—	—	—	—	15,867
Federal funds purchased	3,790	—	—	—	—	3,790
FHLB advances	—	—	1,000	—	—	1,000

Total borrowings	19,657	—	1,000	—	—	20,657

Total interest-bearing liabilities	124,481	24,023	30,895	142,055	7	321,461

Interest sensitivity gap	$(30,169)	9,629	10,037	25,923	17,725	33,145

Cumulative gap	$(30,169)	(20,540)	(10,503)	15,420	33,145

Cumulative gap as a percentage of total assets	(7.8)%	(5.3)%	(2.7)%	4.0%	8.6%

Market Risk Management

Our market risk is the risk of loss that may result from changes in market prices and rates. A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. The measurement of market risk associated with financial instruments is meaningful only when related offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Accordingly, while the ALCO relies primarily on its asset liability structure to control interest rate risk, a sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates of our assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The ALCO also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

Because gap analysis may not adequately address the interest rate risk, we also use a simulation model to analyze net income sensitivity to movements in interest rates. The simulation model projects net interest income based on both an immediate rise or fall in interest rates (rate shock) over a twelve and twenty-four month period. The model is based on the actual maturity and repricing characteristics of interest rate sensitive assets and liabilities. The model also incorporates assumptions regarding the impact of changing interest rates on the prepayment rate of certain assets and liabilities. The assumptions are based on expected prepayment speeds on assets and liabilities when interest rates increase or decrease by 100, 200, and 300 basis points. The model factors in projections for anticipated activity levels by product lines offered by Coast Bank. The simulation model also takes into account our ability to control the rates on deposit products rather than adjustable-rate loans tied to published indices.

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

Coast Bank primarily enters into lending arrangements for its portfolio loans with individuals who are familiar to us and are residents of our primary market area. Emphasis is placed on the borrower’s ability to generate cash flow to support debt obligations and other cash related expenses. Coast Bank aggressively pursues small to medium sized commercial business loans and direct residential loans. Also, through its mortgage banking department, Coast Bank has focused its efforts on residential loan originations that can be sold in the secondary market. In the first quarter of 2004, Coast Bank began selling the associated mortgage servicing rights with the sale of its loans. Further, during the first quarter of 2004 we sold the then existing portfolios of mortgage servicing rights. The mortgage banking department maintains relationships with correspondent lenders throughout the State of Florida, ensuring continued lending efforts without a concentration in any one area. Management believes this to be a prudent practice in the mortgage banking area as it minimizes risks associated with the localized economic downturns. The mortgage banking department originates primarily construction-to-permanent financing loans, which are considered to have less risk of nonpayment than construction-only financings.

Loan Portfolio Composition. At December 31, 2004, total loans were approximately $298.5 million. Total loans represented approximately 77.6% of our total assets. Historically, our one-to-four family residential and construction loans have been approximately one-third of our total loans. At December 31, 2004, approximately 45.9% of our total loans, or $136.9 million, were in one-to-four family residential and construction loans. The remainder of the loans included in Coast Bank’s loan portfolio were commercial and commercial real estate loans of approximately $132.0 million and consumer and other loans of approximately $29.6 million. The following table summarizes the composition of Coast Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2004		2003		2002		2001		2000 (1)
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Type of Loan:
Commercial (2)	$32,020	10.7%	$30,321	14.0%	$23,829	20.4%	$16,678	26.1%	$9,192	30.2%
Commercial real estate (2)	99,955	33.5	55,506	25.7	21,827	18.7	11,038	17.3	6,092	20.0
Installment (3)	29,640	9.9	36,687	17.0	29,801	25.5	19,380	30.3	7,187	23.6
Residential real estate (4)	47,157	15.8	43,746	20.3	14,780	12.6	6,011	9.4	1,748	5.7
Residential construction	89,716	30.1	49,635	23.0	26,640	22.8	10,834	16.9	6,223	20.5

Total loans	298,488	100.0%	215,895	100.0%	116,877	100.0%	63,941	100.0%	30,442	100.0%

Add (Deduct):
Deferred loan costs, net	2,138		1,508		676		373		242
Allowance for loan losses	(2,901)		(3,163)		(1,350)		(644)		(370)

Total loans, net	$297,725		$214,240		$116,203		$63,670		$30,314

(1)	Coast Bank commenced operations on April 7, 2000
(2)	Commercial real estate and commercial loans are comprised of loans to local businesses involved primarily in light manufacturing, service, retail, and wholesale activities.
(3)	Includes consumer installment loans, such as automobile, mobile home, and boat loans, and personal and home equity lines of credit.
(4)	Excludes approximately $0, $0, $10.9, $17.6 and $6.3 million in mortgage loans held for sale as of December 31, 2004, 2003, 2002, 2001 and 2000.

Installment Loans. The components of installment loans as of December 31, 2004 was as follows:

	Amount	% of Loans to Total Loans
	(Dollars in Thousands)
Indirect automobiles	$4,774	1.6%
Direct automobiles	5,626	1.9
Home equity	16,680	5.6
Other	2,560	0.8

Total installment loans	$29,640	9.9%

Loan Maturity Schedule. The following table sets forth the maturities of loans outstanding as of December 31, 2004.

	Due in 1 Year or Less	Due After 1 Year But Before 5 Years	Due After 5 Years But Before 10 Years	Due After 10 Years	Total
	(Dollars in Thousands)
Commercial	$12,653	10,121	4,581	4,665	32,020
Commercial real estate	7,663	17,702	7,696	66,894	99,955
Installment	1,344	10,296	625	17,375	29,640
Residential real estate	46	165	1,309	45,637	47,157
Residential construction	79,827	697	144	9,048	89,716

Total loans	$101,533	38,981	14,355	143,619	298,488

Sensitivity of Loans to Changes in Interest Rates. The following table sets forth as of December 31, 2004, the dollar amounts of loans due after one year which had predetermined interest rates and loans due after one year which had floating or adjustable interest rates.

Dollar Amount of Loans December 31, 2004
(Dollars in Thousands)
Type of Interest Rate:

Predetermined rate, maturity greater than one year	$32,874
Floating or adjustable rate due after one year	164,081

Total	$196,955

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

In this regard, we have implemented the Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan,” (SFAS No. 114). Under this standard, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. We will evaluate individual, commercial and commercial real estate loans for impairment from internally generated watch lists and other sources. Loans meeting the criteria for impairment may or may not be placed on non-accrual status, based on the loan’s current status. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

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

As of December 31, 2004, we had 17 loans on a non-accrual status totaling $1,444,000, or 0.48% of total loans, and had no foreclosed real estate. In comparison, at December 31, 2003, we had 24 loans on a non-accrual status totaling $1,055,000, or 0.49% of total loans, and had no foreclosed real estate, and at December 31, 2002, we had five loans on non-accrual status totaling $55,000, or 0.05% of total loans and had foreclosed real estate of approximately $110,000. At December 31, 2001, we had no loans on non-accrual status and had foreclosed real estate of approximately $138,000. At December 31, 2000, we had no loans on non-accrual and $25,000 in foreclosed real estate.

For the years ended December 31, 2004, 2003 and 2002, interest income on loans would have increased approximately $42,000, $70,000 and $9,000, respectively, if the interest on non-accrual loans had been recorded under the original terms of such loans.

At December 31, 2004, 2003 and 2002, loans past due 90 days or more still accruing interest were $0, $0 and $243,000, respectively. There were no troubled debt restructured loans at December 31, 2004, 2003 and 2002.

Set forth below is a table of our non-accrual loans at December 31, 2004, 2003, 2002, 2001 and 2000.

	At December 31,
	2004(1)	2003(2)	2002	2001	2000
	(Dollars in Thousands)
Non-accrual loans:
Residential real estate	$196	540	—	—	—
Residential construction	648	—	—	—	—
Commercial real estate loans	370	102	—	—	—
Commercial loans	30	179	—	—	—
Installment loans	200	234	55	—	—

Total nonaccrual loans	$1,444	1,055	55	—	—

(1)	At December 31, 2004, the non-accrual loans consisted of six residential mortgage loans, three commercial real estate loans, one commercial loan, and seven installment loans.
(2)	At December 31, 2003, the non-accrual loans consisted of four residential mortgage loans, one commercial real estate loan, five commercial loans, and fourteen installment loans.

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

The calculation of the allowance for loan losses is divided into two primary allocation groups: (a) specific allocation loans, and (b) all other passing grade loans. For specific allocation loans, we have determined an allowance amount to set aside which we believe is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, loan review process, loan committee of Coast Bank, or by Coast Bank’s regulatory examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded as “special mention” are multiplied by an inherent loss factor of 1% if collateralized by real estate and 5% for all other loans to determine the amount to be included in the allowance. Loans graded as “substandard” are generally multiplied by a loss factor of 15%, loans graded as “doubtful” are generally multiplied by a loss factor of 50% and loans graded as “loss” are multiplied by a loss factor of 100%. In addition to the 15% and 50% on substandard and doubtful loans the loans are individually reviewed for any additional reserve that may be necessary. All other loans, graded as “pass” are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, we also provide for losses due to economic factors, concentration of credit, and portfolio composition changes.

Management monitors our asset quality and will charge-off loans against the allowance for credit losses when appropriate or provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Because mortgage loans held for sale, including construction-to-permanent loans, are not expected to be held in our loan portfolio and we believe our risk of loss on such loans is less than loans held in our loan portfolio, we do not maintain the 1.0% reserve on loans held for sale. As of December 31, 2004, our allowance for loan losses was approximately $2,901,000 or 0.97% of total loans as of such date. Charge-offs for the year ended December 31, 2004 were approximately $1,577,000.

Our allowance for loan losses at December 31, 2004, 2003, 2002, 2001 and 2000 amounted to $2,901,000, $3,163,000, $1,350,000, $644,000 and $370,000, or 0.97%, 1.47%, 1.16%, 1.01% and 1.22%, respectively, of total loans of such date. The following table sets forth an analysis of Coast Bank’s allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Total loans outstanding at the end of the period (1)	$298,488	215,895	116,877	63,941	30,442

Allowance at beginning of period	3,163	1,350	644	370	—

Loans charged-off during the period:
Residential real estate	—	(15)	—	(52)	—
Residential construction	—	—	—	—	—
Residential land	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial	(1,201)	(724)	(50)	(8)	—
Installment	(707)	(394)	(79)	(19)	—

Total loan charge-offs	(1,908)	(1,133)	(129)	(79)	—

Recoveries of loans previously charged-off:
Residential real estate	—	—	—	—	—
Residential construction	—	—	—	—	—
Residential land	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial	278	—	—	—	—
Installment	53	12	—	—	—

Total recoveries	331	12	—	—	—

Net loans charged-off during the period	(1,577)	(1,121)	(129)	(79)	—
Provisions charge to income for loan losses	1,315	2,934	835	353	370

Allowance at end of period	$2,901	3,163	1,350	644	370

Ratio of net charge-offs to average loans outstanding	0.60%	0.68%	0.13%	0.13%	—%

Allowance as a percentage of total loans (1)(2)	0.97%	1.47%	1.16%	1.01%	1.22%

Allowance as a percentage of nonperforming and nonaccrual loans	200.90%	299.81%	453.02%	5366.67%	—%

(1)	Excludes loans held for sale.
(2)	If loans held for sale are included, the allowance as a percentage of total portfolio loans was 0.97%, 1.47%, 1.06%, 0.79% and 1.01% at December 31, 2004, 2003, 2002, 2001 and 2000, respectively.

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

	At December 31,
	2004		2003		2002		2001		2000
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in Thousands)
Commercial	$702	10.7%	$1,625	14.0%	$491	20.4%	$177	26.1%	$96	30.2%
Commercial real estate	1,039	33.5	597	25.7	230	18.7	76	17.3	63	20.0
Installment	555	9.9	582	17.0	342	25.5	199	30.3	59	23.6
Residential real estate	156	15.8	164	20.3	102	12.6	68	9.4	33	5.7
Residential construction	449	30.1	195	23.0	185	22.8	124	16.9	119	20.5

Total allowance for loan losses	$2,901	100.0%	$3,163	100.0%	$1,350	100.0%	$644	100.0%	$370	100.0%

The measurement of impaired loans is based on the fair value of the loan’s collateral. The measurement of non-collateral dependent loans is based on the present value of expected future cash flows discounted at the historical effective interest rate. The components for the allowance for credit losses are as follows:

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Impaired loans	$74	192	28	—	—
Other	2,827	2,971	1,322	644	370

	$2,901	3,163	1,350	644	370

The following table sets forth the average investment in impaired loans and interest income recognized and received on impaired loans (dollars in thousands):

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in Thousands)
Average investment in impaired loans	$383	103	1	126	—

Interest income recognized on impaired loans	$—	—	—	2	—

Interest income received on impaired loans	$—	—	—	2	—

Investment Activities

At December 31, 2004, our investment portfolio totaled $55,490,000 compared to approximately $26,972,000 and $29,290,000 at the years ended December 31, 2003 and 2002, respectively. These totals exclude Federal Home Loan Bank stock. The investment portfolio currently consists of mortgage backed securities and, in the past, also has included collateralized mortgage obligations and U.S. agency securities.

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

Equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. At each of the years ended December 31, 2004, 2003 and 2002, our entire investment portfolio was classified as available for sale. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders’ equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method.

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

The following table summarizes our investment portfolio as of the dates indicated.

Investment Securities Portfolio

	At December 31,
	2004	2003	2002
	(Dollars in Thousands)
Available for Sale (1):
U.S. Government agencies	$—	—	1,505
Mortgage-backed securities	55,490	26,972	25,208
Collateralized mortgage obligations	—	—	2,577

Total available for sale (2)	$55,490	26,972	29,290

(1)	No securities are being held to maturity. Carried at estimated market value.
(2)	Amortized cost of such securities (dollars in thousands) was $55,580, $27,465 and $29,382 as of December 31, 2004, 2003, and 2002, respectively.

The following table summarizes our securities by maturity and weighted average yields at December 31, 2004.

			After One Year But Within 5 Years		After Five Years But Within 10 years
	Within One Year						After 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in Thousands)
At December 31, 2004:
Mortgage-backed securities	$—	—%	$1,666	3.49%	$193	4.24%	$53,631	3.41%	$55,490	3.42%

Deposit Activities and Other Source of Funds

General. Deposit accounts are the primary source of funds for Coast Bank to use for lending and other investment purposes. In addition to deposits, Coast Bank draws funds from interest payments, loan principal payments, loan and security sales, securities sold under repurchase agreements, the purchase of overnight funds from correspondent banks, advances from the FHLB, and funds from operations (including various types of loan fees). Scheduled loan payments of principal and interest are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Coast Bank may use borrowings on a short-term basis if necessary to compensate for reductions in the availability of other sources of funds, or borrowings may be used on a longer term basis for general business purposes.

Deposit Activities. Deposits are attracted principally from within our primary market areas through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100,000 or more), and retirement savings plans. Total deposits were approximately $326.3 million at December 31, 2004, compared to $207.7 million and $148.2 million at December 31, 2003 and 2002, respectively. Coast Bank has developed consumer and commercial deposit relationships through referrals and additional contacts within our market area. As of December 31, 2004, 2003 and 2002, jumbo certificates accounted for $47.3 million, $31.1 million and $24.9 million of our deposits, respectively. We have not aggressively attempted to obtain large denomination, high interest-bearing certificates except to address a particular funding need. Further, at December 31, 2004, we did not have any brokered deposits.

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

	At December 31,
	2004			2003			2002
	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$23,423	—%	8.6%	$19,143	—%	10.7%	$11,287	—%	9.6%
NOW accounts	11,581	0.34	4.3	8,924	0.63	5.0	5,378	1.00	4.6
Money market accounts	63,739	1.94	23.5	30,209	1.66	16.9	23,227	2.79	19.8
Regular savings	3,392	0.53	1.2	2,140	0.79	1.2	1,636	1.71	1.4
Time deposits	169,467	3.38	62.4	118,073	3.99	66.2	75,670	4.80	64.6

Total average deposits	$271,602	2.59%	100.0%	$178,489	3.16%	100.0%	$117,198	3.72%	100.0%

Certificates of Deposit. At December 31, 2004, certificates of deposit represented approximately 62% of our total deposits, as compared to 68% and 66% of our total deposits at December 31, 2003 and 2002, respectively. We do not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on our business. Management believes that substantially all of our depositors are residents, either full or part time, in our primary market area.

The following table summarizes the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2004.

Maturity Period	At December 31, 2004
(Dollars in Thousands)
Less than three months	$8,276
Over three months through six months	6,870
Over six months through twelve months	3,144
Over twelve months	29,059

Totals	$47,349

The following table indicates the scheduled maturities of time deposits of the Company as of December 31, 2004.

Maturity Period	At December 31, 2004
(Dollars in Thousands)
Due within one year	$80,571
Due after one year	120,839

$201,410

Deposit Flows. The following table sets forth the deposit flows of the Company during the periods indicated.

	Years Ended December 31,
	2004	2003	2002
	(Dollars in Thousands)
Net increase before interest credited	$111,532	54,308	51,974
Net credited	7,017	5,267	2,428

Net deposit increase	$118,549	59,575	54,402

Borrowings. To date, Coast Bank has relied on deposits, proceeds from sales of its loans and securities, repurchase agreements, and the purchase of overnight funds from correspondent banks as its major sources of funding. As of December 31, 2004, Coast Bank held repurchase agreements, which are used as sweep accounts for commercial customers, of approximately $15.9 million. In the future, Coast Bank also will rely on loan repayments, loan sales, and the sale of investment securities as additional sources of funding. In addition, in the future if there are periods when the supply of funds from deposits or other sources cannot meet the demand for loans, Coast Bank has the ability to seek a portion of the needed funds through advances from the FHLB where it currently has a $32.1 million line of credit. The amounts advanced under FHLB advances, the maturity date, and the weighted-average interest rate as of December 31, 2004, 2003 and 2002 are set forth in the table below:

		At December 31,
Maturity	Interest Rate	2004	2003	2002
		(Dollars in Thousands)
Overnight	Variable	$—	5,000	—
2004	2.66%	—	1,500	1,500
2005	3.18%	1,000	1,000	1,000

		$1,000	7,500	2,500

There were no short-term borrowings at December 31, 2004, 2003 and 2002, other than $3.8 million in federal funds purchased from a correspondent bank at December 31, 2004.

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

The retention of existing deposits and attraction of new deposit sources through new and existing customers is critical to our liquidity position. The Company, through its banking locations, offers a variety of deposit products at competitive market interest rates. Ensuring competitive rates and terms generally retains maturing time deposits and liquid deposits. In the event of compression in liquidity due to a run-off in deposits, we have a liquidity policy and procedure that provides for certain actions under varying liquidity conditions. Such actions include, borrowing from the FHLB and existing correspondent banks, the selling or participating of loans, and the curtailment of loan commitments and fundings.

For the year ended December 31, 2004, 2003 and 2002, the Company had net cash provided by (used in) operating activities of approximately $2.4 million, $3.0 million and $(3.8) million, respectively, net cash used in investing activities of approximately $(122.8) million, $(92.2) million and $(60.4) million, respectively, and net cash provided by financing activities of approximately $119.8 million, $87.8 million and $63.5 million, respectively.

During the year ended December 31, 2003, the Company raised approximately $20.2 million through a public offering of its common stock, the proceeds of which were used to pay and terminate all amounts owed under a $600,000 line of credit and to pay $770,125 to our Series A Preferred Stockholders under the terms of the Securities Conversion Agreement. The remaining proceeds were used for general corporate purposes, including capital infusions into Coast Bank to support its growth and expansion. Further, Coast Bank also has the ability to borrow funds from the FHLB to supplement its liquidity needs. At December 31, 2004, Coast Bank had a line of credit with the FHLB of $32.1 million, of which $1.0 million had been borrowed.

At December 31, 2004, 2003 and 2002, stockholders’ equity was approximately $34.9 million (or 9.1% of total assets), $33.7 million (or 12.8% of total assets) and $16.3 million, (or 9.3% of total assets), respectively. Book value per common share was $9.30 at December 31, 2004, $9.01 at December 31, 2003, and $7.60 at December 31, 2002.

During the 2005 fiscal year, we anticipate that we will move most of our operations and the principal executive offices of both the Holding Company and Coast Bank into two floors of the Downtown Building that was purchased in 2004. We will continue to consider the sale or lease of the building on Cortez Road West in Bradenton, Florida which currently houses our mortgage operations.

If we continue to achieve our anticipated growth levels and/or significant opportunities to expand our business operations present themselves, the Company may require additional funds in order to finance such growth and planned expansion activities. Accordingly, in such an event, the Company may consider and evaluate a variety of additional sources of funds and capital to meet its cash requirements, including the sale of equity securities, debt financings and borrowings, trust preferred offerings, and other financings alternatives. There can be no assurance that the Company will be able to obtain additional financing, if needed, or, if available, that it can be obtained on terms favorable to the Company.

Regulatory Capital Requirements

As an FDIC-insured institution, Coast Bank is subject to capital requirements established by the FDIC. The following table sets forth the capital ratios required by the FDIC to be maintained by a well-capitalized bank and the actual ratios of capital to total regulatory or risk-weighted assets, as applicable, of Coast Bank at December 31, 2004, 2003 and 2002.

	Well Capitalized Regulatory Minimum	At December 31,
		2004	2003	2002
Tier 1 capital	6.00%	10.29%	9.43%	11.95%
Total risk-based capital	10.00%	11.37%	10.68%	13.03%
Leverage ratio (1)	5.00%	7.49%	7.41%	8.82%

(1)	The leverage ratio is defined as the ratio of Tier 1 capital to total average assets.

Return on Equity and Assets

The following table sets forth certain selected performance ratios of the Company for the periods indicated:

	At December 31,
	2004	2003	2002	2001
	(Dollars in Thousands)
Return on average assets	0.25%	(0.76)%	(0.49)%	(0.57)%
Return on average equity	2.44%	(8.70)%	(5.05)%	(5.88)%
Dividend payout ratios (1)	N/A	N/A	N/A	N/A
Average equity to average assets	10.31%	8.68%	9.75%	9.62%

(1)	The Company has not paid any dividends since inception.

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

Deferred Tax Assets. As of December 31, 2004, we had approximately $7.0 million in net operating loss carryforwards available to reduce future taxable earnings, which resulted in net deferred tax assets of $1.8 million. These net operating loss carryforwards will expire in varying amounts in the years 2020 through 2023 unless fully utilized by us. Based on management’s estimate of future earnings and the expiration dates of the net operating loss carryforwards as of December 31, 2004, it has been determined that it is more likely than not that the benefit of the deferred tax assets will be realized. The utilization of the net operating loss carryforwards reduces the amount of the related deferred tax asset by the amount of such utilization at the current enacted tax rates. Other deferred tax items resulting in temporary differences in the recognition of income and expenses such as the allowance for loan losses, loan fees, accumulated depreciation and cash to accrual adjustments will fluctuate from year-to-year.

Recent Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its consolidated financial condition or result of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments, and required certain additional financial statement disclosures. The implementation of the “Other-Than-Temporary Impairment” component of this consensus has been postponed. Management cannot determine the effect of the adoption of this guidance on the Company’s consolidated financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for fiscal periods beginning after June 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options and warrants, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective as of the beginning of the interim period that begins July 1, 2005. Management has not yet determined what effect this Statement will have on the Company’s 2005 consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained on pages F-1 through F-30 of this Report:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets - December 31, 2004 and 2003;

Consolidated Statements of Operations - Years ended December 31, 2004, 2003 and 2002;

Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2004, 2003 and 2002;

Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003 and 2002;

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

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 9 of Form 10-KSB is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

Information required by Item 10 of Form 10-KSB is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by Item 11 of Form 10-KSB is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 12 of Form 10-KSB is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

3.1	—	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

3.2	—	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

4.1	—	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

10.1	—	Employment Agreement, dated January 1, 2004, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian P. Peters, incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 26, 2004.

10.2	—	Employment Agreement, dated January 1, 2004, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian F. Grimes, incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 26, 2004.

10.3	—	Employment Agreement, dated January 1, 2004, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Anne V. Lee, incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 26, 2004.

10.4	—	Coast Financial Holdings, Inc. Amended and Restated 2003 Stock Option Plan, dated September 3, 2003, and Forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

21.1	—	Subsidiaries of the Company.*

23.1		Consent of Independent Auditors.*

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1	—	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2	—	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

*	Exhibit filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information required by Item 14 of Form 10-KSB is incorporated herein by reference to the Registrant’s Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST FINANCIAL HOLDINGS, INC.

Date: March 22, 2005	By:	/s/ Brian P. Peters
Brian P. Peters
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James K. Toomey James K. Toomey	Chairman of the Board	March 22, 2005

/s/ Brian P. Peters Brian P. Peters	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2005

/s/ Joseph Gigliotti Joseph Gigliotti	Director	March 22, 2005

/s/ Kennedy Legler III Kennedy Legler III	Director	March 22, 2005

/s/ Paul G. Nobbs Paul G. Nobbs	Director	March 22, 2005

/s/ Thomas M. O’Brien Thomas M. O’Brien	Director	March 22, 2005

/s/ John R. Reinemeyer John R. Reinemeyer	Director	March 22, 2005

/s/ Michael T. Ruffino Michael T. Ruffino	Director	March 22, 2005

/s/ Brian F. Grimes Brian F. Grimes	Chief Financial Officer (Principal Financial Officer)	March 22, 2005

Report of Independent Registered Public Accounting Firm

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have audited the accompanying consolidated balance sheets of Coast Financial Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 28, 2005

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31,
	2004	2003
Assets
Cash and due from banks	$7,122	4,667
Federal funds sold	—	3,000

Cash and cash equivalents	7,122	7,667

Securities available for sale	55,490	26,972
Loans, net of allowance for loan losses of $2,901 and $3,163	297,725	214,240
Federal Home Loan Bank stock, at cost	573	592
Premises and equipment, net	18,358	8,614
Accrued interest receivable	1,478	1,187
Deferred income taxes	1,846	2,525
Loan servicing rights	—	1,134
Other assets	2,031	952

Total assets	$384,623	263,883

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	25,485	20,293
Savings, NOW and money-market deposits	99,394	46,934
Time deposits	201,410	140,513

Total deposits	326,289	207,740
Federal Home Loan Bank advances	1,000	7,500
Federal funds purchased	3,790	—
Other borrowings	15,867	12,097
Other liabilities	2,729	2,881

Total liabilities	349,675	230,218

Commitments and contingencies (Notes 5, 9 and 17)

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 3,756,050 and 3,735,450 shares issued and outstanding	18,780	18,677
Additional paid-in capital	19,448	19,351
Accumulated deficit	(3,224)	(4,055)
Accumulated other comprehensive income (loss)	(56)	(308)

Total stockholders’ equity	34,948	33,665

Total liabilities and stockholders’ equity	$384,623	263,883

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

($ in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Interest income:
Loans	$16,142	11,126	7,832
Securities	1,145	954	842
Other interest-earning assets	50	61	116

Total interest income	17,337	12,141	8,790

Interest expense:
Deposits	7,017	5,284	4,363
Borrowings	365	360	238

Total interest expense	7,382	5,644	4,601

Net interest income	9,955	6,497	4,189
Provision for loan losses	1,315	2,934	835

Net interest income after provision for loan losses	8,640	3,563	3,354

Noninterest income:
Service charges on deposit accounts	434	294	380
Gain on sale of loans held for sale	1,462	1,312	960
Gain on sale of credit card portfolio	173	—	—
Gain on sale of securities available for sale	4	98	155
Gain on sale of mortgage loan servicing rights	118	—	—
Gain on sale of merchant services	212	—	—
Net loan servicing (costs) fees	(159)	(141)	103
Asset management fees	69	430	237
Other service charges and fees	547	584	507
Other	85	(14)	—

Total noninterest income	2,945	2,563	2,342

Noninterest expenses:
Employee compensation and benefits	5,477	4,976	3,018
Occupancy and equipment	1,412	1,095	716
Data processing	922	876	587
Professional fees	486	382	245
Telephone, postage and supplies	676	475	236
Advertising	348	409	270
Bank card	—	209	22
Impairment of a security available for sale	—	—	1,191
Settlement on impaired security	—	(400)	—
Other	905	685	515

Total noninterest expenses	10,226	8,707	6,800

Earnings (loss) before income taxes (benefit)	1,359	(2,581)	(1,104)

Income taxes (benefit)	528	(956)	(413)

Net earnings (loss)	831	(1,625)	(691)

Dividends on preferred stock	—	(105)	—

Net earnings (loss) applicable to common stockholders before cash paid to convert preferred stockholders to common stock	831	(1,730)	(691)
Cash paid to convert preferred stockholders to common stock	—	(770)	—

Net earnings (loss) applicable to common stockholders after cash paid to convert preferred stockholders to common stock	$831	(2,500)	(691)

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations, Continued

($ in thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Earnings (loss) per share after cash paid to convert preferred stockholders to common stock, basic and diluted	$0.22	(1.46)	(.66)

Weighted-average number of common shares outstanding, basic	3,749,343	1,715,053	1,042,184

Weighted-average number of common shares outstanding, diluted	3,783,661	1,715,053	1,042,184

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2004, 2003 and 2002

($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2001	$5,995	3,155	2,582	(1,634)	(84)	10,014

Comprehensive income (loss):
Net loss	—	—	—	(691)	—	(691)
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	26	26

Comprehensive income (loss)						(665)

Proceeds from issuance of common stock, net of offering costs of $483 (719,425 shares)	—	3,597	3,315	—	—	6,912

Balance at December 31, 2002	5,995	6,752	5,897	(2,325)	(58)	16,261

Comprehensive income (loss):
Net loss	—	—	—	(1,625)	—	(1,625)
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	(250)	(250)

Comprehensive income (loss)						(1,875)

Dividend paid on preferred stock	—	—	—	(105)	—	(105)
Conversion of preferred stock to common stock (545,000 shares)	(5,995)	2,725	3,270	—	—	—
Cash paid to convert preferred stockholders to common stock	—	—	(770)	—	—	(770)
Proceeds from issuance of common stock, net of offering costs of $1,926 (1,840,000 shares)	—	9,200	10,954	—	—	20,154

Balance at December 31, 2003	—	18,677	19,351	(4,055)	(308)	33,665

Comprehensive income:
Net earnings	—	—	—	831	—	831
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	252	252

Comprehensive income						1,083

Offering costs relating to 2003 common stock offering paid in 2004	—	—	(7)	—	—	(7)
Proceeds from exercise of common stock options (20,600 shares)	—	103	104	—	—	207

Balance at December 31, 2004	$—	18,780	19,448	(3,224)	(56)	34,948

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$831	(1,625)	(691)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	919	587	265
Provision for loan losses	1,315	2,934	835
Deferred income taxes (benefit)	528	(956)	(413)
Amortization and accretion of discounts and premiums on securities	439	354	207
Amortization of loan servicing rights	273	358	160
Gain on sale of securities available for sale	(4)	(98)	(155)
Impairment of an available for sale security	—	—	1,191
Settlement on impaired security	—	(400)	—
Write-down of foreclosed real estate	—	40	—
Loss on sale of foreclosed real estate	—	33	—
Gain on sale of loans held for sale	(1,462)	(1,312)	(960)
Gain on sale of loan servicing rights	(118)	—	—
Gain on sale of credit card portfolio	(173)	—	—
Originations of loans held for sale	(83,933)	(86,948)	(60,314)
Proceeds from sale of loans held for sale	85,307	88,198	56,356
Increase in accrued interest receivable	(291)	(337)	(172)
(Increase) decrease in other assets	(1,079)	78	(358)
(Decrease) increase in other liabilities	(152)	2,082	262

Net cash provided by (used in) operating activities	2,400	2,988	(3,787)

Cash flows from investing activities:
Purchase of securities available for sale	(43,388)	(20,719)	(44,962)
Proceeds from maturities, calls, repayments and sales of securities available for sale	14,838	22,780	31,409
Net increase in loans	(85,879)	(90,738)	(42,427)
Purchase of premises and equipment	(10,663)	(3,168)	(4,540)
Redemption (purchase) of Federal Home Loan Bank stock	19	(293)	(149)
Proceeds from sale of foreclosed real estate	—	37	28
Redemption (purchase) of certificates of deposit	—	—	198
Proceeds from sale of loan servicing rights	1,067	—	—
Proceeds from sale of credit card portfolio	1,252	—	—

Net cash used in investing activities	(122,754)	(92,101)	(60,443)

Cash flows from financing activities:
Net increase in deposits	118,549	59,575	54,402
Proceeds from Federal Home Loan Bank advances	28,200	5,000	2,500
Repayments of Federal Home Loan Bank advances	(34,700)	—	(2,000)
Net increase in other borrowings	3,770	3,956	1,716
Net increase (decrease) in federal funds purchased	3,790	—	(8)
Proceeds from issuance of common stock, net of offering costs	—	20,154	6,912
Proceeds from exercise of common stock options	207	—	—
Payment of offering costs relating to 2003 common stock offering	(7)	—	—
Dividends paid on preferred stock	—	(105)	—
Cash paid to convert preferred stock to common stock	—	(770)	—

Net cash provided by financing activities	119,809	87,810	63,522

Net decrease in cash and cash equivalents	(545)	(1,303)	(708)
Cash and cash equivalents at beginning of year	7,667	8,970	9,678

Cash and cash equivalents at end of year	$7,122	7,667	8,970

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows, Continued

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,308	5,625	4,544

Income taxes	$—	—	—

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale	$252	(250)	26

Transfer of loans held for sale to loans held to maturity	$—	10,233	10,941

Originated mortgage loan servicing rights capitalized	$88	717	669

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2004 and 2003 and for Each of the Three Years in the

Period Ended December 31, 2004

(1)	Summary of Significant Accounting Policies

Organization. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) which owned 100% of Coast Financial Partners, Inc. (“CFP”) until it ceased operations in February 2004, (collectively the “Company”). On April 15, 2003, the Bank’s stockholders approved a Plan of Merger and Merger Agreement under which the Bank would become a wholly-owned subsidiary of the Holding Company. The Bank’s stockholders exchanged their common stock and preferred stock for shares of the Holding Company. As a result, all (1,350,450 shares) of the previously issued $5 par value common stock of the Bank were exchanged for 1,350,450 shares of the $5 par value common stock of the Holding Company and all (545,000 shares) of the previously issued $.01 par value preferred stock of the Bank were exchanged for 545,000 shares of the $.01 par value preferred stock of the Holding Company. The Holding Company’s merger with the Bank was accounted as a reorganization of entities under common control at historical cost and, the financial data for periods presented include the results of the Bank and CFP.

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its seven banking offices located in Manatee County, Florida. CFP provided investment advisory services to customers of the Bank. During the year ended December 31, 2004, CFP ceased operations and the Bank now provides these services through an unrelated entity.

Basis of Presentation. The accompanying consolidated financial statements include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

The following is a description of the significant accounting policies and practices followed by the Company, which conform to U.S. generally accepted accounting principles and prevailing practices within the banking industry.

Use of Estimates. In preparing consolidated financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, all of which mature within ninety days.

The Company is required by law or regulation to maintain cash reserves. The reserve balances were met by cash on hand at December 31, 2004 and 2003.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from operations and reported in comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are recorded on the trade date determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs.

Loan origination fees are deferred and certain direct origination costs are capitalized. Both are recognized as an adjustment of the yield of the related loan.

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to operations. There were no loans held for sale at December 31, 2004 and 2003.

During the years ended December 31, 2003 and 2002 approximately $10,233,000 and $10,941,000 of loans held for sale were transferred to loans held to maturity. The loans were transferred at book value, which was less than market value at the date of transfer. Prior to 2002 all 1-4 family construction loans were held for sale at the time construction was complete and the loans went on permanent status. During 2003, the Company changed its policy to decide at the end of construction if the loans would be held for sale. At December 31, 2004 and 2003, no loans where construction was complete were held for sale.

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

The allowance consists of specific and general components. The specific component relates to loans that are classified as either loss, doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical industry loss experience adjusted for qualitative factors.

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

Servicing. Servicing assets were recognized as separate assets when rights were acquired through the sale of financial assets. Capitalized servicing rights were amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets were evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment was determined by stratifying rights by predominant characteristics, such as interest rates and terms. Fair value was determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment was recognized through a valuation allowance for an individual stratum, to the extent that fair value was less than the capitalized amount for the stratum. The Company sold its mortgage loan servicing portfolio in 2004.

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

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized. At December 31, 2004 and 2003, a valuation allowance was not established because management believes it is more likely than not that the deferred tax asset will be realized during the carryforward period with future earnings of the Company.

Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

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

	Year Ended December 31,
	2004	2003	2002
Net earnings (loss), as reported	$831	(1,625)	(691)
Dividends on preferred stock	—	(105)	—

Net earnings (loss) applicable to common stockholders before cash paid to convert preferred stockholders to common stock	831	(1,730)	(691)
Cash paid to convert preferred stockholders to common stock	—	(770)	—

Net earnings (loss) applicable to common stockholders after cash paid to convert preferred stockholders to common stock	831	(2,500)	(691)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(351)	(665)	(81)

Proforma net earnings (loss)	$480	(3,165)	(772)

Earnings (loss) per share after cash paid to convert preferred stockholders to common stock, basic and diluted	$.22	(1.46)	(.66)

Proforma earnings (loss) per share after cash paid to convert preferred stockholders to common stock, basic and diluted	$.13	(1.85)	(.74)

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Stock Compensation Plan, Continued. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rate	4.32%	4.55%	4.19%
Dividend yield	—%	—%	—%
Expected volatility	13.72%	—%	—%
Expected life in years	10	10	10

Estimated fair value of each option granted during the year	$4.97	5.24	3.30

Advertising. The Company expenses all media advertising as incurred.

Fair Values of Financial Instruments. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. Also certain financial instruments and all nonfinancial instruments are excluded from disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

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

Accrued Interest Receivable. Book value approximates fair value.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Fair Values of Financial Instruments, Continued

Loan Servicing Rights. Fair value for loan servicing rights were based upon market prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

Deposits. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities of time deposits.

Federal Home Loan Bank Advances. Fair value of the advances from the Federal Home Loan Bank are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowings.

Other Borrowings and Federal Funds Purchased. Fair values of other borrowings and federal funds purchased approximates their fair value.

Off-Balance-Sheet Financial Instruments. Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

Comprehensive Income (Loss). Generally accepted accounting principles require that recognized revenues, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net earnings (loss), are components of comprehensive income (loss). The components of other comprehensive income (loss) and related tax effects are as follows (in thousands):

	Before Tax	Tax Effect	After Tax
Year Ended December 31, 2004:
Holding gains	$407	(153)	254
Gains included in net earnings	(4)	2	(2)

Net unrealized holding gains	$403	(151)	252

Year Ended December 31, 2003:
Holding losses	(303)	114	(189)
Gains included in net loss	(98)	37	(61)

Net unrealized holding losses	$(401)	151	(250)

Year Ended December 31, 2002:
Holding losses	(994)	373	(621)
Gains included in net loss	(155)	58	(97)
Permanent impairment of a security available for sale	1,191	(447)	744

Net unrealized holding gains	$42	(16)	26

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Earnings (Loss) Per Share. Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities in 2004 for purposes of calculating diluted EPS which is computed using the treasury stock method. Outstanding stock options are not considered dilutive securities in 2003 and 2002 due to the net losses incurred by the Company. The following table presents the calculations of the weighted-average number of shares for diluted EPS in 2004.

Year Ended December 31, 2004:	Weighted-Average Shares
For Basic EPS	3,749,343

Effect of dilutive securities- Incremental shares from assumed conversion of options	34,318

For Diluted EPS	3,783,661

Recent Pronouncements. In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3, “Accounting for Certain Loans and Debt Securities Acquired in a Transfer” (SOP 03-3). SOP 03-3 addresses accounting for differences between contractual cash flows expected to be collected and an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of SOP 03-3. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The Company does not anticipate that the adoption of SOP 03-3 will have a material impact on its consolidated financial condition or result of operations.

In March 2004, the Emerging Issues Task Force reached a consensus on Issue 03-1, “Meaning of Other Than Temporary Impairment” (Issue 03-1). The Task Force reached a consensus on an other-than-temporary impairment model for debt and equity securities accounted for under Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and cost method investments, and required certain additional financial statement disclosures. The implementation of the “Other-Than-Temporary Impairment” component of this consensus has been postponed. Management cannot determine the effect of the adoption of this guidance on the Company’s consolidated financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets-an Amendment to APB opinion No. 29.” This Statement addresses the measurement of exchanges of nonmonetary assets. The Statement is effective for fiscal periods beginning after June 15, 2005. Management believes this Statement will not have a material effect on the Company’s consolidated financial statements.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(1)	Summary of Significant Accounting Policies, Continued

Recent Pronouncements, Continued. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment.” This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, which includes stock options and warrants, based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Public entities will adopt this Statement using a modified version of prospective application. Under this application, this Statement will apply to new awards and to awards modified, repurchased, or cancelled after the required effective date and to awards not yet vested that exist as of the effective date. This Statement is effective as of the beginning of the interim period that begins July 1, 2005. Management has not yet determined what effect this Statement will have on the Company’s 2005 consolidated financial statements.

(2)	Securities Available for Sale

Securities have been classified according to management’s intent. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):

	Amortized Cost	Gros Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2004-
Mortgage-backed securities	$55,580	161	(251)	55,490

At December 31, 2003-
Mortgage-backed securities	$27,465	2	(495)	26,972

Sales of securities available for sale are summarized as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Gross proceeds	$2,310	12,053	27,247

Gross realized gains	4	98	162
Gross realized losses	—	—	(7)

Net realized gains	$4	98	155

At December 31, 2004 and 2003, securities with a carrying value of approximately $33,897,000 and $17,015,000, respectively were pledged to secure public funds and repurchase agreements.

During the year ended December 31, 2002, a security available for sale with a balance of approximately $1,191,000 was written-off due to impairment. In 2003, approximately $400,000 was recovered by the Company.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(2)	Securities Available for Sale, Continued

Securities with gross unrealized losses at December 31, 2004, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(128)	20,662	(123)	11,159

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2004, twenty-six mortgage-backed securities with a fair value of approximately $11,159,000 and unrealized losses of approximately $123,000 have been in a unrealized loss position for over twelve months. The unrealized losses are due to a decline in market rates. Management believes that these losses are temporary and due to the nature of the securities expects all principal balances to be collected.

(3)	Loans

The components of loans are as follows (in thousands):

	At December 31,
	2004	2003
Commercial	$32,020	30,321
Commercial real estate	99,955	55,506
Installment	29,640	36,687
Residential real estate	47,157	43,746
Residential construction	89,716	49,635

	298,488	215,895
Add (deduct):
Deferred loan costs, net	2,138	1,508
Allowance for loan losses	(2,901)	(3,163)

Loans, net	$297,725	214,240

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(3)	Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Beginning balance	$3,163	1,350	644
Provision for loan losses	1,315	2,934	835
Charge-offs, net of recoveries	(1,577)	(1,121)	(129)

Ending balance	$2,901	3,163	1,350

Impaired collateral dependent loans were as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Balance at end of year	$400	281	187

Total related allowance for losses	$74	192	28

Average investment in impaired loans	$383	103	1

Interest income recognized on impaired loans	$—	—	—

Interest income received on impaired loans	$—	—	—

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2004	2003
Nonaccrual loans	$1,444	1,055
Past due ninety days or more, still accruing	—	—

	$1,444	1,055

(4)	Loan Servicing

The Company sold its mortgage loan servicing portfolio in 2004. Mortgage loans serviced for others in 2003 were not included in the accompanying consolidated balance sheet. The unpaid principal balances of these loans are summarized as follows (in thousands):

At December 31, 2003
Mortgage loan portfolios serviced for:
FNMA	$105,829
FHLMC	4,585
Other investors	2,033

$112,447

Custodial escrow balances maintained in connection with the foregoing loan servicing were approximately $125,000 at December 31, 2003.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(4)	Loan Servicing, Continued

The balance of capitalized originated mortgage servicing rights at December 31, 2003 of approximately $1,134,000, approximated fair value, therefore no valuation allowance was established. At December 31, 2003 the fair value of servicing rights were determined using discount rates ranging from 2.45% to (0.04)% and prepayment speeds ranging from 84.6% to 5.6%, depending upon the stratification of the specific right.

The following summarizes mortgage servicing rights capitalized and amortized (in thousands):

	Year Ended December 31,
	2004	2003	2002
Mortgage servicing rights capitalized	$88	717	669

Mortgage servicing rights amortized	$273	358	160

(5)	Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2004	2003
Land	$4,936	1,891
Buildings	9,816	4,814
Furniture, fixtures and equipment	5,466	2,867
Leasehold improvements	184	167

Total, at cost	20,402	9,739

Less accumulated depreciation and amortization	(2,044)	(1,125)

Premises and equipment, net	$18,358	8,614

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(5)	Premises and Equipment, Continued

In December 2004 the Company entered into a ten year, $1.1 million lease agreement for a branch office that opened in January 2005. Management expects to relocate the executive and administrative offices of the Holding Company and Coast Bank during the first quarter of 2005 to its six-story office building in downtown Bradenton, Florida, purchased in 2004. Plans for the current operations center include continuing to house the residential lending division with the possibility of a sale/lease-back agreement on the property. The Company leases the land where the main office is located but owns the building. The land lease expires in 2007 and includes five additional ten year renewal options and one final fourteen year renewal period. The Company also has lease agreements for a branch office and a suite adjacent to the operations center. These leases range from three to five years with renewal options. All leases contain escalation clauses during the terms of the leases. Total rent expense for the years ended December 31, 2004, 2003 and 2002 was approximately $235,000, $220,000 and $116,000, respectively. Aggregate estimated minimum rental commitments under all operating leases at December 31, 2004 are summarized as follows (in thousands):

Year Ending December 31,	Minimum Lease Commitments	Sublease Income	Net Lease Commitments
2005	$391	63	328
2006	375	77	298
2007	379	69	310
2008	280	53	227
2009	137	53	84
Thereafter	639	79	560

	$2,201	394	1,807

In August 2003, the Company purchased a parcel of land for $630,000 where the Company expects to construct a branch office in 2005. The Company has entered into a contract to construct the office for approximately $700,000. In October 2003, the Company entered into a purchase commitment for a parcel of land for $600,000 where the Company expects to construct a branch office in 2005. In November 2004, the Company purchased a parcel of land for $765,000 where the Company expects to construct a branch office in 2005. In December 2004, the Company entered into a purchase commitment for $445,000 for a branch office that is expected to open in the first quarter of 2005. Also in December 2004, the Company entered in a purchase commitment for $725,000 for a branch office that is expected to open in the first quarter of 2005.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(6)	Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $47.3 million and $31.1 million at December 31, 2004 and 2003, respectively.

A schedule of maturities of time deposits at December 31, 2004 follows (in thousands):

Year Ending December 31,	Amount
2005	$80,571
2006	81,480
2007	13,547
2008	23,726
2009	2,079
2010	7

$201,410

(7)	Federal Home Loan Bank Advances

A summary of the Bank’s Federal Home Loan Bank of Atlanta (“FHLB”) advances by maturity and interest rate follows (in thousands):

Maturity	Interest Rate	At December 31,
		2004	2003
Overnight	Variable	$—	5,000
2004	2.66%	—	1,500
2005	3.18%	1,000	1,000

		$1,000	7,500

Advances from the FHLB are collateralized by the Company’s FHLB stock and a blanket lien on 1-4 family mortgage loans totaling approximately $44.5 million at December 31, 2004.

(8)	Other Borrowings

The Company enters into repurchase agreements with customers. These agreements require the Company to pledge securities as collateral for borrowings under these agreements. At December 31, 2004 and 2003, the outstanding balance of such borrowings totaled approximately $15,867,000 and $12,097,000, respectively and the Company pledged securities with a carrying value of approximately $24,457,000 and $16,742,000, respectively as collateral for these agreements.

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

Standby letters of credit are conditional lending commitments issued the Company to guarantee the performance of a customer to a third party and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments.

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

		At December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$7,122	7,122	7,667	7,667
Securities available for sale	55,490	55,490	26,972	26,972
Loans	297,725	295,691	214,240	216,903
Loan servicing rights	—	—	1,134	1,152
Accrued interest receivable	1,478	1,478	1,187	1,187
Federal Home Loan Bank stock	573	573	592	592

Financial liabilities:
Deposits	326,289	327,749	207,740	211,480
Federal Home Loan Bank advances	1,000	1,003	7,500	7,541
Federal funds purchased	3,790	3,790	—	—
Other borrowings	15,867	15,867	12,097	12,097

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(9)	Financial Instruments, Continued

A summary of the notional amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at December 31, 2004, follows (in thousands):

	Contract Amount	Carrying Amount	Estimated Fair Value
Commitments to extend credit	$121,456	—	—

Unused lines of credit	$20,004	—	—

Standby letters of credit	$1,811	—	—

(10)	Savings Plan

The Company sponsors a 401(k) savings plan for all eligible employees. Employees are eligible to participate in the plan if they have been employed three months and are at least twenty-one years of age. The Company may or may not elect to make matching contributions to the plan. The Company made no matching contributions in 2004, 2003 or 2002.

(11)	Credit Risk

The Company grants the majority of its loans to borrowers throughout the Manatee County, Florida area. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the economy in Manatee County, Florida.

(12)	Income Taxes

Income taxes (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Deferred:
Federal	$451	(817)	(353)
State	77	(139)	(60)

Total deferred	$528	(956)	(413)

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12)	Income Taxes, Continued

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2004		2003		2002
	Amount	% of Pretax Earnings	Amount	% of Pretax Loss	Amount	% of Pretax Loss
Income taxes (benefit) at statutory rate	$462	34.0%	$(878)	(34.0)%	$(375)	(34.0)%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	51	3.8	(92)	(3.6)	(40)	(3.6)
Other	15	1.1	14.5		2.2

Income taxes (benefit)	$528	38.9%	$(956)	(37.1)%	$(413)	(37.4)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	At December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$2,626	2,861
Organizational and preopening costs	40	75
Unrealized loss on securities available for sale	34	185
Allowance for loan losses	726	860
Other	83	49

Deferred tax assets	3,509	4,030

Deferred tax liabilities:
Accrual to cash conversion	(97)	(218)
Deferred loan costs	(1,162)	(606)
Mortgage servicing rights	—	(427)
Accumulated depreciation	(404)	(254)

Deferred tax liabilities	(1,663)	(1,505)

Net deferred tax asset	$1,846	2,525

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(12)	Income Taxes, Continued

At December 31, 2004, the Company had net operating loss carryforwards of approximately $7.0 million available to offset future taxable income. The carryforwards expire as follows (in thousands):

Year	Amount
2020	$1,223
2021	1,830
2022	1,740
2023	2,187

$6,980

(13)	Related Party Transactions

At December 31, 2004 and 2003, officers and directors of the Company and entities in which they hold a financial interest had approximately $10.9 million and $6.2 million, respectively of funds on deposit in the Bank. At December 31, 2004 and 2003 there were loans with a balance outstanding of approximately $4.8 million and $4.6 million, respectively to these related parties.

(14)	Stock Option Plan

The Company has a stock option plan for certain key employees and directors of the Company. A total of 405,000 shares (amended) of common stock have been reserved under this plan. 12,100 shares remain available for grant at December 31, 2004. The exercise price of the stock options granted under this plan must at least equal the fair market value of the common stock at the date of grant. The options have ten year terms and vest over periods of up to three years. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2001	102,400	$10.00	10.00	1,024
Granted	17,600	10.50	10.50	185
Forfeited	(14,100)	(10.00)	(10.00)	(141)

Outstanding at December 31, 2002	105,900	10.00-10.50	10.08	1,068
Granted	200,000	10.50-14.50	14.30	2,860
Forfeited	(6,500)	(10.00)	(10.00)	(65)

Outstanding at December 31, 2003	299,400	10.00-14.50	12.90	3,863
Granted	95,600	10.50-13.25	13.05	1,247
Exercised	(20,600)	(10.00)	(10.00)	(206)
Forfeited	(2,100)	(10.00)-(13.25)	(10.93)	(23)

Outstanding at December 31, 2004	372,300	$10.00-14.50	13.11	4,881

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(14)	Stock Option Plan, Continued

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2004 and 2003 was 8.5 years and 9.2 years, respectively.

These options are exercisable as follows:

Year Ending	Number of Shares	Weighted-Average Exercise Price
Currently	322,301	$13.12
2005	26,666	12.91
2006	23,333	13.25

	372,300	$13.11

(15)	Stockholders’ Equity

Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company. The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2004, no retained earnings were available for dividends without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2004, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2004:
Total Capital (to Risk- Weighted Assets) :
Consolidated	$36,093	13.43%	$21,500	8.00%	N/A	N/A
Bank	30,560	11.37	21,500	8.00	$26,875	10.00%
Tier I Capital (to Risk-Weighted Assets) :
Consolidated	33,192	12.35	10,750	4.00	N/A	N/A
Bank	27,659	10.29	10,750	4.00	16,125	6.00
Tier I Capital (to Average Assets):
Consolidated	33,192	8.99	14,762	4.00	N/A	N/A
Bank	27,659	7.49	14,763	4.00	18,453	5.00

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(16)	Regulatory Matters, Continued

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2003:
Total Capital (to Risk-Weighted Assets) :
Consolidated	$34,023	17.79%	$15,307	8.00%	N/A	N/A
Bank	20,426	10.68	15,301	8.00	$19,126	10.00%
Tier I Capital (to Risk-Weighted Assets) :
Consolidated	31,633	16.54	7,653	4.00	N/A	N/A
Bank	18,035	9.43	7,651	4.00	11,476	6.00
Tier I Capital (to Average Assets):
Consolidated	31,633	12.99	9,740	4.00	N/A	N/A
Bank	18,035	7.41	9,739	4.00	12,174	5.00

(17)	Contingencies

The Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

On April 11, 2003, a former employee who had been terminated from her employment with CFP, a now inactive subsidiary of the Bank, filed a suit, against the Bank and CFP, alleging unlawful employment discrimination under the Florida Civil Rights Act for alleged sexual harassment. This former employee is seeking between $623,000 and $880,000 in alleged contractual damages, back pay and emotional distress damages, as well as unspecified attorney’s fees, costs and punitive damages. Arbitration of the claims is presently scheduled for June, 2005. The Company believes that the Bank and CFP acted appropriately in connection with the termination of the employee and that this action is without merit.

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

As discussed in Note 1 to the consolidated financial statements, the Holding Company was organized during 2003. The Holding Company’s financial information as of December 31, 2003 and for the twelve month period then ended follows, assuming the merger occurred on January 1, 2003 (in thousands):

Condensed Balance Sheets

	At December 31,
	2004	2003
Assets
Cash due from banks	$5,540	13,818
Investment in subsidiary	29,250	20,000
Other assets	166	67

Total assets	$34,956	33,885

Liabilities and Stockholders’ Equity
Liabilities	8	220
Stockholders’ equity	34,948	33,665

Total liabilities and stockholders’ equity	$34,956	33,885

Condensed Statements of Operations
	For the Year Ended December 31,
	2004	2003
Expenses	$(166)	(115)
Earnings (loss) of subsidiary	997	(1,510)

Net earnings (loss)	$831	(1,625)

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements, Continued

(18)	Holding Company Financial Information, Continued

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2004	2003
Cash flows from operating activities:
Net earnings (loss)	$831	(1,625)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Increase in other assets	(99)	(67)
Equity in undistributed (earnings) loss of subsidiary	(997)	1,510
(Decrease) increase in liabilities	(212)	220

Net cash (used in) provided by operating activities	(477)	38

Cash flow from investing activity- Capital contribution to subsidiary	(8,001)	(5,499)

Cash flows from financing activities:
Net proceeds from issuance of common stock	200	20,154
Dividends paid on preferred stock	—	(105)
Cash paid to convert preferred stock to common stock	—	(770)

Net cash provided by financing activities	200	19,279

Net (decrease) increase in cash and cash equivalents	(8,278)	13,818

Cash and cash equivalents at beginning of the year	13,818	—

Cash and cash equivalents at end of year	$5,540	13,818

Noncash transaction:
Change in investment in subsidiary due to change in accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of income tax	$252	(250)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits	Sequentially Numbered Pages
3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

10.1	Employment Agreement, dated January 1, 2004, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian P. Peters, incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 26, 2004.

10.2	Employment Agreement, dated January 1, 2004, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian F. Grimes, incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 26, 2004.

10.3	Employment Agreement, dated January 1, 2004, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Anne V. Lee, incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB, filed with the Commission on March 26, 2004.

10.4	Coast Financial Holdings, Inc. Amended and Restated 2003 Stock Option Plan, dated September 3, 2003, and Forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

21.1	Subsidiaries of the Company.*

23.1	Consent of Independent Auditors.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

*	Exhibit filed herewith.