Form 10-Q
period 2005-03-31
COAST FINANCIAL HOLDINGS INC
filed 2005-05-05
CIK 1262276

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________ .

Commission file number 000-50433
                       ---------

                         COAST FINANCIAL HOLDINGS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        Florida                                                  14-1858265
---------------------------------                            -------------------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                              2412 Cortez Road West
                            Bradenton, Florida 34207
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (941) 752-5900
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


              -----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1394 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [ ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

YES [ ]     NO [X].

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date;

Common stock, par value $5.00 per share                  3,757,650 Shares
---------------------------------------            -----------------------------
               (CLASS)                             OUTSTANDING AT APRIL 21, 2005

                  COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements                                          PAGE
                                                                            ----

           Condensed Consolidated Balance Sheets -
                At March 31, 2005 (unaudited) and at December 31, 2004........2

           Condensed Consolidated Statements of Earnings -
                Three Months ended March 31, 2005 and 2004 (unaudited)........3

           Condensed Consolidated Statements
                of Changes in Stockholders' Equity
                Three Months Ended March 31, 2005 and 2004 (unaudited)........4

           Condensed Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2005 and 2004 (unaudited).......5-6

           Notes to Condensed Consolidated Financial Statements
                (unaudited).................................................7-10

           Review by Independent Registered Public Accounting Firm............11

           Report of Independent Registered Public Accounting Firm............12

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS...................................13-19

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....20

      ITEM 4.  CONTROLS AND PROCEDURES........................................20

PART II. OTHER INFORMATION

      ITEM 1.  LEGAL PROCEEDINGS..............................................21

      ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS....21

      ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................21

      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............21

      ITEM 5.  OTHER INFORMATION..............................................21

      ITEM 6.  EXHIBITS.......................................................21

                  COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              MARCH 31,           DECEMBER 31,
      ASSETS                                                                    2005                  2004
                                                                             -----------          ------------
                                                                             (UNAUDITED)
Cash and due from banks                                                       $   9,580               7,122
Federal funds sold                                                                6,908                  --
                                                                              ---------             -------
                    Cash and cash equivalents                                    16,488               7,122

Securities available for sale                                                    56,683              55,490
Loans, net of allowance for loan losses of $3,040 and $2,901                    323,416             297,725
Federal Home Loan Bank stock, at cost                                             1,315                 573
Premises and equipment, net                                                      20,420              18,358
Accrued interest receivable                                                       1,616               1,478
Deferred income taxes                                                             1,909               1,846
Other assets                                                                      1,852               2,031
                                                                              ---------             -------
                    Total assets                                              $ 423,699             384,623
                                                                              =========             =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
      Noninterest-bearing demand deposits                                        31,802              25,485
      Savings, NOW and money-market deposits                                     92,992              99,394
      Time deposits                                                             221,468             201,410
                                                                              ---------             -------
                    Total deposits                                              346,262             326,289

      Federal Home Loan Bank advances                                            16,100               1,000
      Federal funds purchased                                                        --               3,790
      Repurchase agreement                                                        5,220                  --
      Other borrowings                                                           18,264              15,867
      Other liabilities                                                           3,005               2,729
                                                                              ---------             -------

                    Total liabilities                                           388,851             349,675
                                                                              ---------             -------

Stockholders' equity:
      Preferred stock, $0.01 par value; 5,000,000 shares authorized,
             no shares issued and outstanding                                        --                  --
      Common stock, $5 par value; 20,000,000 shares authorized,
             3,757,650 and 3,756,050 shares issued and
             outstanding in 2005 and 2004                                        18,788              18,780
      Additional paid-in capital                                                 19,456              19,448
      Accumulated deficit                                                        (3,147)             (3,224)
      Accumulated other comprehensive income (loss)                                (249)                (56)
                                                                              ---------             -------
                    Total stockholders' equity                                   34,848              34,948
                                                                              ---------             -------

                    Total liabilities and stockholders' equity                $ 423,699             384,623
                                                                              =========             =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                         -----------------------------
                                                                            2005                2004
                                                                         ---------           ---------
Interest income:
      Loans                                                             $    4,841               3,604
      Securities                                                               452                 238
      Other interest-earning assets                                              7                  12
                                                                         ---------           ---------

           Total interest income                                             5,300               3,854
                                                                         ---------           ---------

Interest expense:
      Deposits                                                               2,155               1,471
      Borrowings                                                               174                  85
                                                                         ---------           ---------

           Total interest expense                                            2,329               1,556
                                                                         ---------           ---------

           Net interest income                                               2,971               2,298

Provision for loan losses                                                      360                 329
                                                                         ---------           ---------

           Net interest income after provision for loan losses               2,611               1,969
                                                                         ---------           ---------

Noninterest income:
      Service charges on deposit accounts                                      122                  96
      Gain on sale of loans held for sale                                      441                 283
      Net loan servicing costs                                                  --                 (58)
      Asset management fees                                                     --                  71
      Other service (costs) charges and fees                                    13                 190
      Other                                                                     --                   6
                                                                         ---------           ---------

           Total noninterest income                                            576                 588
                                                                         ---------           ---------

Noninterest expenses:
      Employee compensation and benefits                                     1,600               1,330
      Occupancy and equipment                                                  407                 335
      Data processing                                                          211                 248
      Professional fees                                                         97                 176
      Telephone, postage and supplies                                          234                 138
      Advertising                                                              157                  97
      Other                                                                    349                 218
                                                                         ---------           ---------

           Total noninterest expenses                                        3,055               2,542
                                                                         ---------           ---------

           Earnings before income taxes                                        132                  15

Income tax provision                                                            55                   6
                                                                         ---------           ---------

           Net earnings                                                 $       77                   9
                                                                         =========           =========

Earnings per share, basic and diluted                                   $     0.02                  --
                                                                         =========           =========

Weighted-average number of common shares outstanding, basic              3,757,597           3,740,032
                                                                         =========           =========

Weighted-average number of common shares outstanding, diluted            3,824,974           3,740,032
                                                                         =========           =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                ($ IN THOUSANDS)

                                                                                                    ACCUMULATED
                                                                                                       OTHER
                                                                                                      COMPRE-
                                                                       ADDITIONAL                     HENSIVE          TOTAL
                                                          COMMON        PAID-IN       ACCUMULATED      INCOME      STOCKHOLDERS'
                                                           STOCK        CAPITAL        DEFICIT         (LOSS)         EQUITY
                                                         --------      ----------     -----------   -----------    -------------
Balance at December 31, 2003                             $ 18,677        19,351        (4,055)         (308)       33,665
                                                                                                                   ------

Comprehensive income:

     Net earnings (unaudited)                                  --            --             9            --             9

     Net change in unrealized loss on securities
        available for sale, net of taxes (unaudited)           --            --            --           171           171
                                                                                                                   ------

Comprehensive income (unaudited)                                                                                      180
                                                                                                                   ------

Offering costs relating to 2003 common stock
     offering paid in 2004 (unaudited)                         --            (7)           --            --            (7)

Proceeds from exercise of common stock
     options (12,000 shares) (unaudited)                       60            60            --            --           120
                                                         --------        ------        ------          ----        ------

Balance at March 31, 2004 (unaudited)                    $ 18,737        19,404        (4,046)         (137)       33,958
                                                         ========        ======        ======          ====        ======


Balance at December 31, 2004                             $ 18,780        19,448        (3,224)          (56)       34,948
                                                                                                                   ------

Comprehensive income (loss):

     Net earnings (unaudited)                                  --            --            77            --            77

     Net change in unrealized loss on securities
        available for sale, net of taxes (unaudited)           --            --            --          (193)         (193)
                                                                                                                   ------

Comprehensive income (loss) (unaudited)                                                                              (116)
                                                                                                                   ------

Proceeds from exercise of common stock
     options (1,600 shares) (unaudited)                         8             8            --            --            16
                                                         --------        ------        ------          ----        ------

Balance at March 31, 2005 (unaudited)                    $ 18,788        19,456        (3,147)         (249)       34,848
                                                         ========        ======        ======          ====        ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                    2005           2004
                                                                                  --------        ------
Cash flows from operating activities:
     Net earnings                                                                 $     77             9
     Adjustments to reconcile net earnings to net cash provided by operating activities:
           Depreciation and amortization                                               236           174
           Provision for loan losses                                                   360           329
           Deferred income taxes                                                        55             6
           Amortization and accretion of discounts and premiums on securities           90            56
           Amortization of loan servicing rights                                        --           243
           Gain on sale of loans held for sale                                        (441)         (283)
           Originations of loans held for sale                                     (22,516)      (18,249)
           Proceeds from sale of loans held for sale                                22,957        18,318
           Increase in accrued interest receivable                                    (138)          (76)
           Decrease (increase) in other assets                                         179           (67)
           Increase (decrease) in other liabilities                                    276           (61)
                                                                                  --------        ------

                   Net cash provided by operating activities                         1,135           399
                                                                                  --------        ------

Cash flows from investing activities:
     Purchase of securities available for sale                                      (5,333)       (2,430)
     Proceeds from maturities, calls and repayments of securities
           available for sale                                                        3,739         1,933
     Net increase in loans                                                         (26,051)      (21,436)
     Purchase of premises and equipment                                             (2,298)       (1,176)
     Purchase of Federal Home Loan Bank stock                                         (742)         (262)
                                                                                  --------        ------

                   Net cash used in investing activities                           (30,685)      (23,371)
                                                                                  --------        ------

Cash flows from financing activities:
     Net increase in deposits                                                       19,973        40,568
     Proceeds from Federal Home Loan Bank advances                                  20,500            --
     Repayments of Federal Home Loan Bank advances                                  (5,400)       (5,000)
     Net increase in other borrowings                                                2,397         4,051
     Net decrease in federal funds purchased                                        (3,790)           --
     Net increase in repurchase agreement                                            5,220            --
     Payment of offering costs relating to 2003 common stock offering                   --            (7)
     Proceeds from exercise of common stock options                                     16           120
                                                                                  --------        ------

                   Net cash provided by financing activities                        38,916        39,732
                                                                                  --------        ------

Net increase in cash and cash equivalents                                            9,366        16,760

Cash and cash equivalents at beginning of period                                     7,122         7,667
                                                                                  --------        ------

Cash and cash equivalents at end of period                                        $ 16,488        24,427
                                                                                  ========        ======

                                                                                             (continued)

                  COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                    2005           2004
                                                                                  --------        ------
Supplemental disclosure of cash flow information:
       Cash paid during the period for:
           Interest                                                               $  2,283         1,526
                                                                                  ========        ======

           Income taxes                                                           $     --            --
                                                                                  ========        ======

       Noncash transactions:
           Accumulated other comprehensive income (loss), net change in
             unrealized loss on securities available for sale, net of taxes       $   (193)          171
                                                                                  ========        ======

           Originated mortgage loan servicing rights capitalized                  $     --           214
                                                                                  ========        ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                  COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. GENERAL. Coast Financial Holdings, Inc. (the "Holding Company") owns 100% of the outstanding common stock of Coast Bank of Florida (the "Bank") (collectively, the "Company").

     The Holding Company's primary activity is the operation of the Bank. The
          Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its nine banking offices located in Manatee and Pinellas Counties, Florida. Coast Financial Partners, Inc. ("CFP"), a wholly owned subsidiary of the Bank, provided investment advisory services to customers of the Bank. During the three-months ended March 31, 2004, CFP ceased operations and the Bank now provides these services through an unrelated entity.

     In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2005 and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004. The results of operations and other data for the three-month period ended March 31, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

2. LOAN IMPAIRMENT AND LOAN LOSSES. The activity in the allowance for loan losses is as follows (in thousands):

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------------------
                                                             2005          2004
                                                           -------        -----

          Balance at beginning of period                   $ 2,901        3,163
          Provision for loan losses                            360          329
          Net, charge-offs and recoveries                     (221)        (280)
                                                           -------        -----

          Balance at end of period                         $ 3,040        3,212
                                                           =======        =====

                                                                     (continued)

                  COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

2. LOAN IMPAIRMENT AND LOAN LOSSES, CONTINUED. Impaired collateral dependent loans were as follows (in thousands):

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                            ------------------
                                                                             2005        2004
                                                                            ------      -----
                Balance at end of period                                    $  950        520
                                                                            ======      =====

                Total related allowance for losses                          $   97        355
                                                                            ======      =====

                Average investment in impaired loans                        $  466        339
                                                                            ======      =====

                Interest income recognized on impaired loans                $   --         --
                                                                            ======      =====

                Interest income received on impaired loans                  $   --         --
                                                                            ======      =====

          Nonaccrual and past due loans were as follows (in thousands):

                                                                               AT MARCH 31,
                                                                            ------------------
                                                                             2005        2004
                                                                            ------      -----

                Nonaccrual loans                                            $1,378      1,850
                Past due ninety days or more, still accruing                    --         --
                                                                            ------      -----

                                                                            $1,378      1,850
                                                                            ======      =====

3. STOCK OPTION PLAN. The Company has a stock option plan for certain key employees and directors of the Company. A total of 405,000 shares (amended) of common stock have been reserved under this plan. 12,100 shares remain available for grant at March 31, 2005. The exercise price of the stock options granted under this plan must at least equal the fair market value of the common stock at the date of grant. The options granted to employees generally have ten year terms and vest over periods of up to three years. The options issued to directors generally are fully vested on the date of grant and have ten year terms. A summary of stock option transactions follows ($ in thousands, except per share amounts):

                                                               RANGE
                                                               OF PER         WEIGHTED-
                                                               SHARE           AVERAGE   AGGREGATE
                                               NUMBER OF       OPTION         PER SHARE    OPTION
                                                SHARES          PRICE           PRICE      PRICE
                                                -------      ------------     ---------  --------
          Outstanding at December 31, 2004      372,300      $10.00-14.50     $   13.11  $  4,881
          Exercised                              (1,600)        10.00             10.00       (16)
                                                -------                                  --------
          Outstanding at March 31, 2005         370,700      $10.00-14.50     $   13.12  $  4,865
                                                =======      ============     =========  ========

                                                                                      (continued)

                  COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

3. STOCK OPTION PLAN, CONTINUED. The Company accounts for their stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, accounting for stock-based compensation, as amended by SFAS No. 148, accounting for stock-based compensation transition and disclosure, to stock-based employee compensation ($ in thousands, except per share amounts).

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                           ---------------
                                                            2005      2004
                                                           -----     -----
          Net earnings applicable to
               common stockholders, as reported            $ 77         9

          Deduct:  Total stock-based employee
               compensation determined under the
               fair value based method for all awards,
               net of related tax effect                    (26)      (88)
                                                           -----     -----

               Proforma net earnings (loss)                $ 51       (79)
                                                           =====     =====

          Earnings (loss) per share:
                    Basic and diluted, as reported         $0.02       --
                                                           =====     =====
                    Basic and diluted, proforma            $0.01     (0.02)
                                                           =====     =====

          There were no options granted during the three months ended March 31, 2005. The fair value of each option grant during the three months ended March 31, 2004 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                                2004
                                                         ------------------
          Risk-free interest rate                               4.32%
          Dividend yield                                          --%
          Expected volatility                                  13.72%
          Expected life in years                                  10

          Per share fair value of options at grant date       $ 4.97
                                                              ======

                                                                     (continued)

                  COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

4. REGULATORY CAPITAL. The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2005 of the regulatory capital requirements and the Company's and the Bank's actual capital on a percentage basis:

                                                                          REGULATORY
                                                                 ACTUAL   REQUIREMENT
                                                                 ------   -----------
          Total capital to risk-weighted assets:
                Company                                           12.64%     8.00%
                Bank                                              11.42%     8.00%
          Tier I capital to risk-weighted assets:
                Company                                           11.59%     4.00%
                Bank                                              10.36%     4.00%
          Tier I capital to total assets - leverage ratio:
                Company                                            8.33%     4.00%
                Bank                                               7.45%     4.00%

5. EARNINGS PER SHARE. Earnings per share ("EPS") of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities in 2005 for purposes of calculating diluted EPS which is computed using the treasury stock method. Outstanding stock options are not considered dilutive securities in 2004. The following table presents the calculation of the weighted-average number of shares for diluted EPS in 2005.

                                                                      WEIGHTED-AVERAGE
                                                                           SHARES
                                                                            2005
          THREE MONTHS ENDED MARCH 31:                                ----------------
          For Basic EPS                                                   3,757,597

          Effect of dilutive securities-
                Incremental shares from assumed conversion of options        67,377
                                                                          ---------

          For Diluted EPS                                                 3,824,974
                                                                          =========

                 COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

            REVIEW BY INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Hacker, Johnson & Smith PA, the Company's independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Coast Financial Holdings, Inc.
Bradenton, Florida:

     We have reviewed the accompanying interim condensed consolidated balance sheet of Coast Financial Holdings, Inc. and subsidiary (the "Company") as of March 31, 2005, and the related interim condensed consolidated statements of earnings, changes in stockholders' equity and cash flows for the three-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ Hacker, Johnson & Smith PA


HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 20, 2005

                 COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A NOTE ABOUT FORWARD LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of
     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, prospective results of operations, future performance or expectations, plans, objectives, simulation of changes in interest rates, capital spending and financing sources, and revenue sources. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management's projections, estimates, assumptions and judgments are forward-looking statements. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "approximately," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," "could," and "may." In addition, the Company may from time to time make such written or oral forward-looking statements in future filings with the Securities and Exchange Commission (including exhibits thereto), in its reports to stockholders, and in other communications made by or with the approval of the Company.

     These forward-looking statements are based largely on information currently available to our management, and upon current views, expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates, judgments and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, contingencies, and other factors. Accordingly, we cannot give you any assurance that our expectations will in fact occur or that our estimates, judgments or assumptions will be correct. We caution you that actual results may differ materially and adversely from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the general and local economic environment, competition and competitive products and pricing, fiscal and monetary policies of the U.S. government, inflation, changes in interest rates, the Company's ability to successfully open and operate new branches and collect on delinquent loans, the Company's ability to identify, consummate, and manage additional branch expansion or acquisition opportunities, changes in the value of collateral securing loans we have made, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

     Many of these factors are beyond our control, and you should read carefully the factors described in "Risk Factors" in the Company's filings (including its Form 10-KSB and registration statements) with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

                 COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

GENERAL

     Coast Financial Holdings, Inc. (the "Holding Company") owns 100% of the outstanding common stock of Coast Bank of Florida (the "Bank") (collectively, the "Company").

     The Holding Company's primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its nine banking offices located in Manatee and Pinellas Counties, Florida. Coast Financial Partners, Inc. ("CFP"), a wholly owned subsidiary of the Bank, provided investment advisory services to customers of the Bank. During the three-months ended March 31, 2004, CFP ceased operations and the Bank now provides these services through an unrelated entity.

RESULTS OF OPERATIONS

     COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

     GENERAL. Our net earnings for the three months ended March 31, 2005, were $77,000 or $0.02 earnings per basic and diluted share compared to net earnings of $9,000 for the three months ended March 31, 2004. Net earnings increased due to an increase in net interest income, which was partially offset by a decrease in noninterest income and an increase in noninterest expenses.

     NET INTEREST INCOME. Interest income increased to $5.3 million during the three months ended March 31, 2005, from $3.9 million for the same period in 2004. Interest on loans for the three months ended March 31, 2005 was $4.8 million, resulting from an average yield of 6.25% compared to $3.6 million resulting from an average yield of 6.47% for the three months ended March 31, 2004. The increase in interest on loans was primarily due to an increase in the average loan balance to $314.2 million, during the three months ended March 31, 2005 compared to $223.9 million, for the three months ended March 31, 2004. Interest on securities increased to $452,000 during the three months ended March 31, 2005, from $238,000 for the same period in 2004. The increase in interest income on securities was primarily due to the increase in the average security balance to $57.2 million during the three months ended March 31, 2005 from $27.4 million for the three months ended March 31, 2004. Interest on other interest earning assets decreased to $7,000 during the three months ended March 31, 2005, from $12,000 during the three months ended March 31, 2004.

          Interest expense on interest bearing liabilities increased to $2.3 million during the three months ended March 31, 2005, from $1.6 million during the three months ended March 31, 2004. The increase was due to an increase in the average balance of interest bearing liabilities, to $335.4 million in 2005 from $220.7 million in 2004. Management is intent on building core deposits for the long-term, which enhance customer retention, and anticipate the mix of deposits to shift throughout the remainder of 2005.

     PROVISION FOR LOAN LOSSES. In originating loans, we recognize that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. It is management's policy to maintain an adequate allowance for loan losses based on, among other things, management's loan loss experience, evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality.

                 COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

     COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004, CONTINUED

     PROVISION FOR LOAN LOSSES, CONTINUED. Calculating the allowance for loan losses is divided into two primary allocation groups: (1) specific allocation loans and (2) all other passing grade loans. For specific allocation loans, we have determined an allowance amount to set aside which we believe is sufficient to cover any potential collateral shortfall. Problem loans are identified by the loan officer, loan review, loan committee or by the examiners. Those loans identified as problem loans are assigned a risk grade. Loans graded special mention are multiplied by an inherent loss factor of 5% to determine the amount to be included in the allowance. Loans graded substandard are generally multiplied by a loss factor of 15%, loans graded doubtful are generally multiplied by a loss factor of 50% and loans graded loss are multiplied by a loss factor of 100%. In addition to the 5% and 50% on substandard and doubtful loans, respectively, the loans are individually reviewed for any additional reserve that may be necessary. All other loans, graded pass are multiplied by an historical experience factor to determine the appropriate level of the allowance for loan losses. In addition to historical experience factors, the Company also provides for losses due to economic factors, concentration of credit and portfolio composition changes.

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

          The provision for loan losses was $360,000 for the three months ended March 31, 2005 compared to $329,000 for the three months ended March 31, 2004. The increase in the provision was due to growth in the loan portfolio. Commercial real estate loans grew 174% and now comprise 34% of the Bank's net loan portfolio at March 31, 2005, compared to 27% at March 31, 2004. Residential construction and land loans grew 173% and now account for 34% of net loans, compared to 26% at March 31, 2004.

          The ratio of net charge-offs to average loans outstanding declined 22 basis points to 0.28% at March 31, 2005, compared to 0.50% at March 31, 2004. Since the three months ended December 31, 2004, the ratio of net charge-offs to average loans outstanding increased 14 basis points from 0.15%.

          The allowance for loan losses was $3.0 million at March 31, 2005. While management believes that its allowance for loan losses is adequate as of March 31, 2005, future adjustments to the Company's allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

     NONINTEREST INCOME. Noninterest income decreased to $576,000 for the three months ended March 31, 2005 compared to $588,000 for the three months ended March 31, 2004. The decrease was due to the outsourcing of Merchant Services during the three months ended March 31, 2004, which was partially offset by increases in gains recognized on the sale of loans held for sale and service charges on deposit accounts.

                 COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

     COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004, CONTINUED

      NONINTEREST EXPENSES. Noninterest expense increased to $3.1 million for the three months ended March 31, 2005 compared to $2.5 million for the three months ended March 31, 2004. The increase was due to an increase in employee compensation and benefits and occupancy and equipment expense due to the opening of two new banking offices in Pinellas County during the first quarter of 2005.

     INCOME TAXES. The income tax provision for the three months ended March
          31, 2005 was $55,000 (an effective rate of 41.7%) compared to $6,000 for the three months ended March 31, 2004 (an effective rate of 40.0%).

COMPARATIVE AVERAGE BALANCES, INTEREST, AND AVERAGE YIELDS

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

                                                                         THREE MONTHS ENDED MARCH 31,
                                                  -------------------------------------------------------------------
                                                                  2005                               2004
                                                  --------------------------------   --------------------------------
                                                                INTEREST   AVERAGE                 INTEREST   AVERAGE
                                                  AVERAGE         AND      YIELD/    AVERAGE         AND      YIELD/
                                                  BALANCE      DIVIDENDS    RATE     BALANCE      DIVIDENDS    RATE
                                                  --------     ---------   -------   --------     ---------   -------
                                                                         (DOLLARS IN THOUSANDS)
Interest-earning assets:
      Loans (1)                                   $314,226        4,841     6.25%    $223,949        3,604     6.47%
      Securities                                    57,178          452     3.21       27,404          238     3.49
      Other interest-earning assets (2)              1,183            7     2.40        5,438           12     0.89
                                                  --------       ------              --------       ------

           Total interest-earning assets           372,587        5,300     5.77      256,791        3,854     6.04
                                                                 ------                             ------

Noninterest-earning assets                          29,510                             21,536
                                                  --------                           --------

           Total assets                           $402,097                           $278,327
                                                  ========                           ========

Interest-bearing liabilities:
      NOW                                           15,672           13     0.34       10,132            9     0.36
      Money market                                  75,417          400     2.15       37,126          147     1.59
      Savings                                        3,905            5     0.52        2,985            4     0.54
      Time deposits                                208,215        1,737     3.38      149,843        1,311     3.52
                                                  --------       ------              --------       ------

           Total interest-bearing deposits         303,209        2,155     2.88      200,086        1,471     2.96

      Other borrowings                              32,190          174     2.19       20,631           85     1.66
                                                  --------       ------              --------       ------

           Total interest-bearing liabilities      335,399        2,329     2.82      220,717        1,556     2.84
                                                                 ------                             ------

Noninterest-bearing liabilities                     31,776                             24,000
Stockholders' equity                                34,922                             33,610
                                                  --------                           --------

           Total liabilities and
                stockholders' equity              $402,097                           $278,327
                                                  ========                           ========

Net interest income                                            $  2,971                             $2,298
                                                                 ======                             ======

Interest-rate spread (3)                                                    2.95%                              3.20%
                                                                            ====                               ====

Net interest margin (4)                                                     3.23%                              3.60%
                                                                            ====                               ====

Ratio of average interest-earning assets to
      average interest-bearing liabilities            1.11                               1.16
                                                  ========                           ========

----------
(1)  Includes non-accrual loans.
(2)  Includes federal funds sold and interest-bearing deposits.
(3) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average rate of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                 COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of cash during the three months ended March 31, 2005, was from net deposit inflows of approximately $20.0 million, net proceeds from Federal Home Loan Bank advances of approximately $15.1 million, proceeds from a repurchase agreement of $5.2 million, principle repayments and calls of securities available for sale of approximately $3.7 million and an increase in other borrowings of approximately $2.4 million. Cash was used primarily to originate net loans of approximately $26.1 million, to purchase securities of approximately $5.3 million, to repay federal funds purchased of approximately $3.8 million and to purchase premises and equipment of approximately $2.3 million. Management will continue to attempt to acquire short-term deposits and low cost transaction accounts. At March 31, 2005, the Bank exceeded its regulatory liquidity requirements.

     As part of our expansion plans, as of April 25, 2005, we have opened three new branches during 2005, all in Pinellas County. Further, as previously announced, we have plans to open one branch in Pinellas County and one branch in Manatee County during the remainder of 2005. In addition, we will continue to seek and evaluate additional expansion and growth alternatives available to us, including any branch expansion or acquisition opportunities which may be identified by us. Although we generally have expanded through the opening of a limited number of branches each year, we would consider more rapid expansion if economically sound and suitable acquisitions or branching opportunities should present themselves or otherwise be available to us. However, we cannot assure you that any suitable opportunities will be identified or, if identified, that we will be able to take advantage of them.

     Furthermore, if we continue to achieve our anticipated growth levels and/or significant opportunities to expand our business operations present themselves, the Company is likely to require additional funds in order to finance such growth and expansion activities. Accordingly, the Company is considering and evaluating a variety of additional sources of funds and capital to meet its cash requirements, including the sale of equity securities, debt financings and borrowings, trust preferred offerings, and other financing alternatives. Although the sale of equity securities is the most likely source of such funds, there is no assurance that the Company will not seek other financing alternatives, that the Company will be able to obtain additional financing, if needed, or, if available, that it can be obtained on terms favorable to the Company.

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unfunded construction loans, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

                 COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unfunded construction loans, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. To control the credit risk associated with entering into commitments and issuing letters of credit, the Company uses the same credit quality, collateral policies, and monitoring controls in making commitments and letters of credit as it does with its lending activities.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counter party.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments.

     Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

     A summary of the amounts of the Company's financial instruments, with off-balance sheet risk at March 31, 2005, follows (in thousands):

                                           CONTRACT
                                           AMOUNT
                                           --------
          Commitments to extend credit     $  4,408
                                           ========

          Unfunded construction loans      $125,266
                                           ========

          Unused lines of credit           $ 21,591
                                           ========

          Standby letters of credit        $  1,861
                                           ========

     Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

                 COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

IMPACT OF INFLATION

     The consolidated financial statements and related notes herein have been presented in terms of historic dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

SELECTED RATIOS

     The following are presented for the dates and periods indicated:

                                                      THREE MONTHS                         THREE MONTHS
                                                          ENDED        YEAR ENDED             ENDED
                                                         MARCH 31,     DECEMBER 31,         MARCH 31,
                                                            2005           2004                2004
                                                      ------------     ------------        ------------
          Average equity as a percentage
               of average assets                            8.69%         10.31%              12.08%

          Equity to total assets at end of period           8.22%          9.09%              11.18%

          Return on average assets (1)                      0.08%          0.25%               0.01%

          Return on average equity (1)                      0.88%          2.44%               0.11%

          Dividend payout ratio (2)                          N/A            N/A                 N/A

----------
(1)  Annualized for the three months ended March 31.
(2)  The Company has not paid dividends on common stock since inception.

                 COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                         ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer (the Company's Principal Executive Officer and Principal Financial Officer, respectively), as appropriate to allow for timely decisions regarding timely disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.

     Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Form 10-Q.

     Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures, subject to the limitations disclosed above, were effective as of March 31, 2005.

     There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(4) of the Exchange Act) that occurred during the first quarter of our 2005 fiscal year that has materially affected, or in other factors that could or is reasonably likely to materially affect, these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

                 COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

     The Company and its wholly owned subsidiary, Coast Bank of Florida, are periodically parties to or otherwise involved in legal proceedings arising in the ordinary course of business. Except for those proceedings previously reported in the Company's Form 10-KSB for the fiscal year ended December 31, 2004, management does not believe that there is any proceeding threatened or pending against the Company or Coast Bank of Florida which, if determined adversely, would have a material affect on the business, results of operations, cash flows or financial position of the Company or Coast Bank of Florida. With respect to those legal proceedings previously reported, there have been no material developments since such previous report.

       ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                            ITEM 5. OTHER INFORMATION

     None.

                                ITEM 6. EXHIBITS

        The following exhibits were filed with the Securities and Exchange Commission and are incorporated by reference into this Form 10-Q.

     EXHIBIT NO.    DESCRIPTION OF EXHIBIT
     -----------    ----------------------

        31.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

        31.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act.

        32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

        32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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


                                         COAST FINANCIAL HOLDINGS, INC.
                                          (Registrant)





Date: April 29, 2005                   By: /s/ Brian P. Peters
                                           ---------------------------------
                                               Brian P. Peters,
                                               President and Chief
                                               Executive Officer




Date: April 29, 2005                   By: /s/ Brian F. Grimes
                                           ---------------------------------
                                               Brian F. Grimes,
                                               Executive Vice President and
                                               Chief Financial Officer