Form 10-Q
period 2005-06-30
COAST FINANCIAL HOLDINGS INC
filed 2005-08-12
CIK 1262276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 000-50433

COAST FINANCIAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Florida	14-1858265
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1301 – 6th Avenue West, Suite 300

Bradenton, Florida 34205

(Address of Principal Executive Offices)

(941) 752-5900

(Registrant’s Telephone Number, Including Area Code)

2412 Cortez Road West

Bradenton, Florida 34207

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $5.00 per share	3,757,650 shares
(class)	Outstanding at July 31, 2005

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ In thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and due from banks	$12,050	7,122
Federal funds sold	7,420	—

Cash and cash equivalents	19,470	7,122

Securities available for sale	58,935	55,490
Loans, net of allowance for loan losses of $3,187 and $2,901	359,645	297,725
Federal Home Loan Bank stock, at cost	1,289	573
Premises and equipment, net	23,466	18,358
Accrued interest receivable	1,782	1,478
Deferred income taxes	2,352	1,846
Other assets	1,361	2,031

Total assets	$468,300	384,623

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$37,507	25,485
Savings, NOW and money-market deposits	90,227	99,394
Time deposits	267,010	201,410

Total deposits	394,744	326,289

Federal Home Loan Bank advances	11,000	1,000
Federal funds purchased	—	3,790
Repurchase agreement	4,731	—
Other borrowings	20,423	15,867
Other liabilities	3,300	2,729

Total liabilities	434,198	349,675

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 3,757,650 and 3,756,050 shares issued and outstanding in 2005 and 2004	18,788	18,780
Additional paid-in capital	19,456	19,448
Accumulated deficit	(4,105)	(3,224)
Accumulated other comprehensive income (loss)	(37)	(56)

Total stockholders’ equity	34,102	34,948

Total liabilities and stockholders’ equity	$468,300	384,623

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest income:
Loans	$5,476	$3,861	$10,317	$7,465
Securities	522	245	974	483
Other interest-earning assets	8	25	15	37

Total interest income	6,006	4,131	11,306	7,985

Interest expense:
Deposits	2,630	1,705	4,785	3,176
Borrowings	237	73	411	158

Total interest expense	2,867	1,778	5,196	3,334

Net interest income	3,139	2,353	6,110	4,651

Provision for loan losses	1,522	491	1,882	820

Net interest income after provision for loan losses	1,617	1,862	4,228	3,831

Noninterest income:
Service charges on deposit accounts	125	106	247	202
Gain on sale of loans held for sale	486	379	927	662
Gain on sale of mortgage loan servicing rights	—	118	—	118
Gain on sale of merchant services	—	212	—	212
Net loan servicing costs	—	(101)	—	(159)
Asset management fees	—	—	—	71
Other service charges and fees	13	220	26	409
Other	4	15	4	22

Total noninterest income	628	949	1,204	1,537

Noninterest expenses:
Employee compensation and benefits	1,746	1,281	3,346	2,611
Occupancy and equipment	546	300	953	635
Data processing	220	258	431	506
Professional fees	347	141	444	317
Telephone, postage and supplies	261	168	495	336
Advertising	354	59	511	156
Other	300	223	649	411

Total noninterest expenses	3,774	2,430	6,829	4,972

(Loss) earnings before income tax (benefit) provision	(1,529)	381	(1,397)	396

Income tax (benefit) provision	(571)	146	(516)	152

Net (loss) earnings	$(958)	$235	$(881)	$244

(Loss) earnings per share, basic	$(0.25)	$0.06	$(0.23)	$0.07

(Loss) earnings per share, diluted	$(0.25)	$0.06	$(0.23)	$0.06

Weighted-average number of common shares outstanding, basic	3,757,650	3,748,110	3,757,623	3,744,071

Weighted-average number of common shares outstanding, diluted	3,757,650	3,770,561	3,757,623	3,764,926

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2005 and 2004

($ in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
Balance at December 31, 2003	$18,677	19,351	(4,055)	(308)	33,665

Comprehensive income:
Net earnings (unaudited)	—	—	244	—	244
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	(135)	(135)

Comprehensive income (unaudited)					109

Offering costs relating to 2003 common stock offering paid in 2004 (unaudited)	—	(7)	—	—	(7)
Proceeds from exercise of common stock options (15,900 shares) (unaudited)	80	79	—	—	159

Balance at June 30, 2004 (unaudited)	$18,757	19,423	(3,811)	(443)	33,926

Balance at December 31, 2004	$18,780	19,448	(3,224)	(56)	34,948

Comprehensive income (loss):
Net loss (unaudited)	—	—	(881)	—	(881)
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	19	19

Comprehensive income (loss) (unaudited)					(862)

Proceeds from exercise of common stock options (1,600 shares) (unaudited)	8	8	—	—	16

Balance at June 30, 2005 (unaudited)	$18,788	19,456	(4,105)	(37)	34,102

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net (loss) earnings	$(881)	244
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	589	407
Provision for loan losses	1,882	820
Deferred income tax (benefit) provision	(516)	152
Amortization and accretion of discounts and premiums on securities	155	193
Amortization of loan servicing rights	—	274
Gain on sale of loans held for sale	(927)	(662)
Gain on sale of loan servicing rights	—	(118)
Gain on sale of merchant services	—	(212)
Originations of loans held for sale	(46,998)	(39,741)
Proceeds from sale of loans held for sale	47,925	40,315
Increase in accrued interest receivable	(304)	(233)
Decrease (increase) in other assets	826	(469)
Increase in other liabilities	571	99

Net cash provided by operating activities	2,322	1,069

Cash flows from investing activities:
Purchase of securities available for sale	(11,400)	(26,313)
Proceeds from maturities, calls and repayments of securities available for sale	7,829	5,394
Net increase in loans	(63,958)	(43,549)
Purchase of premises and equipment	(5,697)	(8,295)
Purchase of Federal Home Loan Bank stock	(716)	(262)
Proceeds from sale of loan servicing rights	—	969
Proceeds from sale of merchant services	—	212

Net cash used in investing activities	(73,942)	(71,844)

Cash flows from financing activities:
Net increase in deposits	68,455	67,284
Proceeds from Federal Home Loan Bank advances	61,000	—
Repayments of Federal Home Loan Bank advances	(51,000)	(5,000)
Net increase in other borrowings	4,556	4,154
Net (decrease) increase in federal funds purchased	(3,790)	4,000
Net increase in repurchase agreement	4,731	—
Payment of offering costs relating to 2003 common stock offering	—	(7)
Proceeds from exercise of common stock options	16	159

Net cash provided by financing activities	83,968	70,590

Net increase (decrease) in cash and cash equivalents	12,348	(185)

Cash and cash equivalents at beginning of period	7,122	7,667

Cash and cash equivalents at end of period	$19,470	7,482

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows, Continued

(In thousands)

	Six Months Ended June 30,
	2005	2004
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$5,075	3,333

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of taxes	$19	(135)

Originated mortgage loan servicing rights capitalized	$—	88

Transfer of loans servicing rights to other assets	$—	97

Transfer of loans to other assets	$156	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) (collectively, the “Company”).

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its ten banking offices located in Manatee and Pinellas Counties, Florida. Coast Financial Partners, Inc. (“CFP”), a wholly owned subsidiary of the Bank, provided investment advisory services to customers of the Bank. During the three-months ended March 31, 2004, CFP ceased operations and the Bank now provides these services through an unrelated entity.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2005, the results of operations for the three- and six-month periods ended June 30, 2005 and 2004 and cash flows for the six-month periods ended June 30, 2005 and 2004. The results of operations and other data for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

2.	Loan Impairment and Loan Losses. We have developed a strategy for the exit or restructuring of certain under performing, under collateralized, or high risk loans that were originated prior to February 2004. As a result of our review of the entire loan portfolio, we identified lending relationships totaling approximately $28.4 million that we deemed to possess an unsatisfactory level of risk. We refer to these loans as “Legacy Loans.” At December 31, 2004, the composition of the Legacy Loans was approximately $20.0 million of indirect automobile loans and $8.4 million of commercial loans. For each of the Legacy Loans, we have sought additional or alternative collateral, a complete exit of the borrower from the Bank, or a restructuring of the credit to accelerate the loan pay-off. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period	$3,040	3,212	2,901	3,163
Provision for loan losses	1,522	491	1,882	820
Net, charge-offs and recoveries	(1,375)	(895)	(1,596)	(1,175)

Balance at end of period	$3,187	2,808	3,187	2,808

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at end of period	$475	243	$475	243

Total related allowance for losses	$39	40	$39	40

Average investment in impaired loans	$1,760	340	$1,117	339

Interest income recognized on impaired loans	$—	—	$—	—

Interest income received on impaired loans	$—	—	$—	—

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2005	2004
Nonaccrual loans	$1,072	1,770
Past due ninety days or more, still accruing	—	—

	$1,072	1,770

3.	Stock Option Plans. The Company has adopted stock option plans for certain key employees and directors of the Company. A total of 563,000 shares of common stock have been reserved under these plans. 160,100 shares remain available for grant at June 30, 2005. The exercise price of the stock options granted under these plans must at least equal the fair market value of the common stock at the date of grant. The options granted to employees generally have ten year terms and vest over periods of up to three years. The options issued to directors generally are fully vested on the date of grant and have ten year terms. A summary of stock option transactions follows ($in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted - Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2004	372,300	$10.00-14.50	$13.11	$4,881
Granted	10,000	17.35-17.95	17.65	177
Exercised	(1,600)	10.00	10.00	(16)

Outstanding at June 30, 2005	380,700	$10.00-17.95	$13.24	$5,042

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Stock Option Plans, Continued. The Company accounts for their stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net (loss) earnings, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net (loss) earnings if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, accounting for stock-based compensation, as amended by SFAS No. 148, accounting for stock-based compensation transition and disclosure, to stock-based employee compensation ($ in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net (loss) earnings	$(958)	235	(881)	244
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(31)	(49)	(48)	(127)

Proforma net (loss) earnings	$(989)	186	(929)	117

(Loss) earnings per share:
Basic, as reported	$(0.25)	0.06	(0.23)	0.07

Diluted, as reported	$(0.25)	0.06	(0.23)	0.06

Basic, proforma	$(0.26)	0.05	(0.25)	0.03

Diluted, proforma	$(0.26)	0.05	(0.25)	0.03

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	4.34%	—%	4.34%	4.32%
Dividend yield	—%	—%	—%	—%
Expected volatility	4.52%	—%	4.52%	3.37%
Expected life in years	5.75	N/A	5.75	6.18

Per share fair value of options at grant date	$6.01	$—	$6.01	$4.97

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4.	Regulatory Capital. The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2005 of the regulatory capital requirements and the Company’s and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets:
Company	11.06%	8.00%
Bank	10.98%	8.00%
Tier I capital to risk-weighted assets:
Company	10.05%	4.00%
Bank	9.97%	4.00%
Tier I capital to total assets - leverage ratio:
Company	7.23%	4.00%
Bank	7.17%	4.00%

5.	(Loss) Earnings Per Share. (Loss) earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not considered dilutive securities in 2005 for purposes of calculating diluted EPS due to the net losses incurred by the Company. Outstanding stock options are considered dilutive securities in 2004, for purposes of calculating diluted EPS, which is computed using the treasury stock method. The following table presents the calculations of the weighted-average number of shares for diluted EPS in 2004.

Weighted-Average Shares 2004

Three Months Ended June 30:
For Basic EPS	3,748,110
Effect of dilutive securities-
Incremental shares from assumed conversion of options	22,451

For Diluted EPS	3,770,561

Six Months Ended June 30:
For Basic EPS	3,744,071
Effect of dilutive securities-
Incremental shares from assumed conversion of options	20,855

For Diluted EPS	3,764,926

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	(Loss) Earnings Per Share, Continued. Shares not included in the computations of diluted earnings per share in 2004 because the options exercise price was not less than the market value for the six-months ended June 30, 2004 are as follows:

	Number of Shares	Exercise Price	Year Issued	Year Expiring
Options	190,000	$14.50	2003	2013

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2005, and for the three and six-month periods ended June 30, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Coast Financial Holdings, Inc. and subsidiary (the “Company”) as of June 30, 2005, and the related interim condensed consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004 and the related interim condensed consolidated statements of changes in stockholders’ equity and cash flows for the six-month periods ended June 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 25, 2005

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

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

These forward-looking statements are based largely on information currently available to our management, and upon current views, expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe that these forward-looking statements are based upon reasonable estimates, judgments and assumptions, they are not guarantees of future performance and are subject to known and unknown risks, contingencies, and other factors. Accordingly, we cannot give you any assurance that our expectations will in fact occur or that our estimates, judgments or assumptions will be correct. We caution you that actual results may differ materially and adversely from those expressed or implied by such forward-looking statements due to a variety of factors, including, but not limited to, those related to the general and local economic environment, competition and competitive products and pricing, fiscal and monetary policies of the U.S. government, inflation, changes in interest rates, the Company’s ability to successfully open and operate new branches and collect on delinquent loans, the Company’s ability to identify, consummate, and manage additional branch expansion or acquisition opportunities, changes in the value of collateral securing loans we have made, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset/liability management, changes in technology, changes in the securities markets, and the availability of and the costs associated with sources of liquidity. Accordingly, investors and all others are cautioned not to place undue reliance on such forward-looking statements.

Many of these factors are beyond our control, and you should read carefully the factors described in “Risk Factors” in the Company’s filings (including its Form 10-KSB and registration statements) with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

General

Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank” or “Coast Bank”) (collectively, the “Company”).

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its ten banking offices located in Manatee and Pinellas Counties, Florida. Coast Financial Partners, Inc. (“CFP”), a wholly owned subsidiary of the Bank, provided investment advisory services to customers of the Bank. During the three-months ended March 31, 2004, CFP ceased operations and the Bank now provides these services through an unrelated entity.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004

General. The decrease in net income in the three months ended June 30, 2005 compared to the same period in 2004 was attributable primarily to an increase in the provision for loan losses, an increase in noninterest expenses, and a decrease in noninterest income. The increase in the loan loss provision was due primarily to, including those Legacy Loans which resulted in a $1.1 million charge-off in the second quarter of 2005, and the increase in noninterest expense was primarily due to branch expansion costs and the settlement of a legal proceeding with a former employee of a former subsidiary of Coast Bank. The Company estimates that legal fees and lost interest from the charged-off loans was approximately $304,000. See “Comparison of the Three-Month Periods Ending June 30, 2005 and 2004 – Provision for Loan Losses” and “– Noninterest Expenses.”

Net Interest Income and Net Interest Margin. Net interest income, which constitutes the principal source of income for Coast Bank, is the difference between interest earned on its interest-earning assets and the interest paid on interest-bearing liabilities. Our principal interest-earning assets are loans, investment securities, and short-term investments. Interest-bearing liabilities primarily consist of customer deposits (such as interest paying checking accounts or NOW accounts, retail savings deposits, money market accounts, and time deposits), repurchase agreements, and Federal Home Loan Bank (“FHLB”) advances. Funds attracted by these interest-bearing liabilities are invested by the Bank in interest-earning assets. Accordingly, net interest income depends on the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

Interest income increased to $6.0 million during the three months ended June 30, 2005, from $4.1 million for the same period in 2004. Interest on loans for the three months ended June 30, 2005 was $5.5 million, resulting from an average yield of 6.34% compared to $3.9 million resulting from an average yield of 6.31% for the three months ended June 30, 2004. The increase in interest on loans was primarily due to an increase in the average loan balance to $346.5 million during the three months ended June 30, 2005 compared to $246.2

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004, Continued

million, for the three months ended June 30, 2004. Interest on securities increased to $522,000 during the three months ended June 30, 2005, from $245,000 for the same period in 2004. The increase in interest income on securities was primarily due to the increase in the average securities balance to $59.5 million during the three months ended June 30, 2005 from $38.0 million for the three months ended June 30, 2004. Interest on other interest earning assets decreased to $8,000 during the three months ended June 30, 2005, from $25,000 during the three months ended June 30, 2004.

Interest expense on interest bearing liabilities increased to $2.9 million during the three months ended June 30, 2005, from $1.8 million during the three months ended June 30, 2004. The increase was due to an increase in the average balance of interest bearing liabilities to $371.8 million in 2005 from $262.6 million in 2004, which was augmented by an increase in the average cost of interest bearing liabilities to 3.09% in 2005 from 2.72% in 2004. The increase in the average rate paid was the result of the continued increase in overall interest rates. Management is intent on building core deposits for the long-term, which enhance customer retention, and anticipate the mix of deposits to shift throughout the remainder of 2005.

Our net interest margin of 3.09% for the three months ended June 30, 2005 was lower than our margin for the same period in the previous year of 3.21% due to an increase in market rates for deposit accounts.

Average Balances and Average Interest Rates. The following table sets forth, for the three months ended June 30, 2005 and 2004, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	Three Months Ended
	June 30, 2005			June 30, 2004
	Average Balance(1)	Interest/ Income Expense	Yield/Rate(2)	Average Balance(1)	Interest Income/ Expense	Yield/Rate(2)
	(dollars in thousands)
Interest-earning assets:
Investment securities (3)	$59,503	522	3.52%	$37,995	245	2.59%
Loans (4)	346,547	5,476	6.34	246,154	3,861	6.31
Other interest-earning assets (5)	1,239	8	2.59	10,625	25	0.95

Total interest-earning assets/interest income/average rates earned	407,289	6,006	5.91	294,774	4,131	5.64

Total noninterest earning assets	34,798			28,726

Total assets	$442,087			$323,500

Interest-bearing liabilities:
NOW	$17,286	14	0.32%	$11,777	10	0.34%
Money market	69,021	409	2.38	62,805	304	1.95
Savings	4,031	5	0.50	3,237	4	0.50
Time	244,535	2,202	3.61	165,991	1,387	3.36

Total interest-bearing deposits	334,873	2,630	3.15	243,810	1,705	2.81
Other borrowings	36,940	237	2.57	18,754	73	1.57

Total interest-bearing liabilities/ interest expense/average rate paid	371,813	2,867	3.09	262,564	1,778	2.72

Total noninterest bearing liabilities	35,704			27,011

Total liabilities	407,517			289,575
Shareholders’ equity	34,570			33,925

Total liabilities and shareholders’ equity	$442,087			$323,500

Net interest income		3,139			2,353

Interest rate spread (6)			2.82%			2.92%

Net interest margin (7)			3.09%			3.21%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.12

(1)	Average balance represents the average daily balance year to date.

(2)	Annualized for comparability with full year data.
(3)	Principally taxable. The yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(4)	Non-accruing loans are included in computation of average balance.
(5)	Includes federal funds sold and interest-bearing deposits.
(6)	Interest rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest earning assets.

Rate/Volume Interest Analysis. The effect on interest income, interest expense, and net interest income for the three month periods ended June 30, 2005 and 2004, of changes in average balance and rate, is shown below. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (change in rate multiplied by prior volume), (ii) changes in volume (change in volume multiplied by prior rate), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Three-Months Ended June 30 2005 Compared to 2004 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total Change
	(in thousands)
Interest-earning assets
Loans	$29	$1,578	$8	$1,615
Investment securities	89	138	50	277
Other interest-earning assets	44	(23)	(38)	(17)

Total interest income	$162	$1,693	$20	$1,875

Interest-bearing liabilities
NOW	$(1)	$5	$—	$4
Money-market	68	30	7	105
Savings	—	1	—	1
Time	107	659	49	815

Total interest on deposits	174	695	56	925
Other borrowings	47	72	45	164

Total interest expense	$221	$767	$101	$1,089

Change in net interest income	$(59)	$926	$(81)	$786

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004, Continued

Provision for Loan Losses. Our provision for loan losses was $1,522,000 for the three months ended June 30, 2005 compared to $491,000 for the three months ended June 30, 2004.

The provision was increased $1.3 million primarily due to the Legacy Loans, including those Legacy Loans with three different borrowers which resulted in charge-offs of $1.1 million. The first borrower, a yacht brokerage firm, was issued a $1.0 million commercial line of credit in 2001, secured by yachts under construction. The Bank failed to secure its lien position on the collateral at the inception of the loan. When the yacht builder (in Canada) went bankrupt, the Bank’s collateral was liquidated without any principal reduction. The borrower had one completed yacht, which was sold with proceeds used to pay down the line of credit by $336,000. The borrower then offered the Bank a 28-acre parcel of land on the Braden River as collateral, which had a first lien with another bank of $166,000. In order to protect the Bank’s position the Bank purchased the first lien at par. After a lengthy process of obtaining an environmental and engineering study on the parcel to ascertain its potential use and value, it was determined in the second quarter of 2005 that only 1.4 acres could potentially be developed. An appraisal has been ordered and although it has not been received, verbal offers have been in the range of $125,000 to $200,000. As a result, the Bank charged off the second lien of $664,000 and expects to liquidate the collateral for a value sufficient to satisfy the first lien of $166,000.

The second borrower, a formal wear rental business, was issued a $1.4 million commercial line of credit in 2002, secured by business assets. Current Bank management, through a number of concerted efforts, was able to secure principal reductions of approximately $1.0 million. During the second quarter of 2005 the borrower filed bankruptcy on the business and then fled the country. The remaining balance of the loan totaling approximately $400,000 was consequently charged-off, of which approximately $200,000 had been previously included in our provision for loan loss. Management expects a minimal recovery if any from the liquidation of the business assets.

The last borrower, a glass installation and repair business, was issued a $276,000 commercial line of credit in 2000, secured by business assets. During the second quarter of 2005 the primary guarantor had closed the business and liquidated all business assets (without Bank consent). Consequently, the loan was charged-off; we are proceeding with judgments and will pursue all legal options in an effort to recover any portion due on the loan.

Commercial real estate loans grew 74% and now comprise 35% of the Bank’s net loan portfolio at June 30, 2005, compared to 28% at June 30, 2004. Residential loans grew 57% and now account for 51% of net loans, compared to 46% at June 30, 2004.

Noninterest Income. Noninterest income decreased to $628,000 for the three months ended June 30, 2005 compared to $949,000 for the three months ended June 30, 2004. This decrease was primarily due to the one-time gains experienced in 2004 in connection with the sale of our merchant services and our mortgage loan servicing rights. The gains on these

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2005 and 2004, Continued

assets were part of the restructuring of our operations as a result of the change in our executive management. Based upon the current growth and expansion of building in Florida, absent any unforeseen events, we anticipate that we will continue to achieve the same results or, possibly increase, our gains on the sales of loans.

Noninterest Expenses. Noninterest expense increased to $3.8 million for the three months ended June 30, 2005 compared to $2.4 million for the three months ended June 30, 2004. The increase was primarily due to an increase in employee compensation and benefits and occupancy and equipment expense associated with the addition of three new branches in 2005 and an increase in advertising expenditures of $295,000.

On June 28, 2005, the Bank and Coast Financial Partners, Inc. (“CFP”), a now inactive, wholly-owned and consolidated subsidiary of Coast Bank, entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Gillian Busard, a former employee of CFP. Under the terms of the Settlement Agreement, among other things, the Bank and CFP agreed to pay $75,000 to Ms. Busard and her attorneys, Ms. Busard agreed to dismiss her claims for employment discrimination, breach of contract, and unfair and deceptive trade practices relating to her prior employment and termination by CFP, and Ms. Busard agreed to release the Bank, CFP and their affiliates from any and all claims she may have against them. Neither the Bank nor CFP admitted any liability or wrongdoing. The Bank and CFP had denied all liability and we were prepared to defend the action vigorously. However, while continuing to believe that the suit was without merit, we determined that it was more cost effective to settle the dispute than to proceed to arbitration. An expense of approximately $185,000, reflecting the settlement amount of $75,000 and related legal fees and expenses of approximately $110,000, were accrued in our second quarter in connection with the settlement.

Income Taxes. The income tax benefit for the three months ended June 30, 2005 was $(571,000), which equates to an effective rate of 37.3% compared to a tax provision of $146,000 for the three months ended June 30, 2004, which equates to an effective rate of 38.3%.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004

General. The decrease in net income in the six months ended June 30, 2005 compared to the same period in 2004 was attributable primarily to an increase in the provision for loan losses, an increase in noninterest expenses, and a decrease in noninterest income. The increase in the loan loss provision was due primarily to Legacy Loans, including those Legacy Loans which resulted in a $1.1 million charge-off in the second quarter of 2005, and the increase in noninterest expense was primarily due to branch expansion costs and the settlement of a legal proceeding with a former employee of a former subsidiary of Coast Bank. The Company estimates that legal fees and lost interest from the charged-off loans was approximately $304,000. See “Comparison of the Six-Month Periods Ending June 30, 2005 and 2004 – Provision for Loan Losses” and “– Noninterest Expenses.”

Net Interest Income and Net Interest Margin.

Interest income increased to $11.3 million during the six months ended June 30, 2005, from $8.0 million for the same period in 2004. Interest on loans for the six months ended June 30, 2005 was $10.3 million, resulting from an average yield of 6.30% compared to $7.5 million resulting from an average yield of 6.39% for the six months ended June 30, 2004. The increase in interest on loans was primarily due to an increase in the average loan balance to $330.5 million during the six months ended June 30, 2005 compared to $235.1 million, for the six months ended June 30, 2004. Interest on securities increased to $974,000 during the six months ended June 30, 2005, from $483,000 for the same period in 2004. The increase in interest income on securities was primarily due to the increase in the average securities balance to $58.3 million during the six months ended June 30, 2005 from $32.7 million for the six months ended June 30, 2004. Interest on other interest earning assets decreased to $15,000 during the six months ended June 30, 2005, from $37,000 during the six months ended June 30, 2004.

Interest expense on interest bearing liabilities increased to $5.2 million during the six months ended June 30, 2005, from $3.3 million during the six months ended June 30, 2004. The increase was due to an increase in the average balance of interest bearing liabilities to $353.7 million in 2005 from $241.6 million in 2004. Management is intent on building core deposits for the long-term, which enhance customer retention, and anticipate the mix of deposits to shift throughout the remainder of 2005.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004, Continued

Our net interest margin of 3.16% for the six months ended June 30, 2005 was lower than our margin for the same period in the previous year of 3.39% due to an increase in market rates for deposit accounts.

Average Balances and Average Interest Rates. The following table sets forth, for the six months ended June 30, 2005 and 2004, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	Six Months Ended
	June 30, 2005			June 30, 2004
	Average Balance(1)	Interest/ Income Expense	Yield/ Rate(2)	Average Balance(1)	Interest Income/ Expense	Yield/ Rate(2)
	(dollars in thousands)
Interest-earning assets:
Investment securities (3)	$58,347	974	3.37%	$32,699	483	2.97%
Loans (4)	330,476	10,317	6.30	235,052	7,465	6.39
Other interest-earning assets (5)	1,211	15	2.50	8,032	37	0.93

Total interest-earning assets/interest income/average rates earned	390,034	11,306	5.85	275,783	7,985	5.82

Total noninterest earning assets	32,169			25,143

Total assets	$422,203			$300,926

Interest-bearing liabilities:
NOW	$16,484	26	0.32%	$10,954	18	0.33%
Money market	72,202	809	2.26	49,963	453	1.82
Savings	3,968	10	0.51	3,111	8	0.52
Time	226,475	3,940	3.51	157,926	2,697	3.43

Total interest-bearing deposits	319,129	4,785	3.02	221,954	3,176	2.88
Other borrowings	34,578	411	2.40	19,692	158	1.61

Total interest-bearing liabilities/ interest expense/average rate paid	353,707	5,196	2.96	241,646	3,334	2.77

Total noninterest bearing liabilities	33,751			25,490

Total liabilities	387,458			267,136
Shareholders’ equity	34,745			33,790

Total liabilities and shareholders’ equity	$422,203			$300,926

Net interest income		6,110			4,651

Interest rate spread (6)			2.89%			3.05%

Net interest margin (7)			3.16%			3.39%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.10			1.14

(1)	Average balance represents the average daily balance year to date.
(2)	Annualized for comparability with full year data.
(3)	Principally taxable. The yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity.
(4)	Non-accruing loans are included in computation of average balance.
(5)	Includes federal funds sold and interest-bearing deposits.
(6)	Interest rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004, Continued

Rate/Volume Interest Analysis. The effect on interest income, interest expense, and net interest income for the six month periods ended June 30, 2005 and 2004, of changes in average balance and rate, is shown below. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (change in rate multiplied by prior volume), (ii) changes in volume (change in volume multiplied by prior rate), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

	Six-Months Ended June 30 2005 Compared to 2004 Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total Change
	(in thousands)
Interest-earning assets
Loans	$(126)	$3,021	$(43)	$2,852
Investment securities	64	376	51	491
Other interest-earning assets	62	(31)	(53)	(22)

Total interest income	$—	$3,366	$(45)	$3,321

Interest-bearing liabilities
NOW	$(1)	$9	$—	$8
Money-market	108	199	49	356
Savings	—	2	—	2
Time	55	1,161	27	1,243

Total interest on deposits	162	1,371	76	1,609
Other borrowings	77	118	58	253

Total interest expense	$239	$1,489	$134	$1,862

Change in net interest income	$(239)	$1,877	$(179)	$1,459

Provision for Loan Losses. Our provision for loan losses was $1,882,000 for the six months ended June 30, 2005 compared to $820,000 for the six months ended June 30, 2004.

The provision was increased $1.3 million primarily due to the Legacy Loans, including those Legacy Loans with three different borrowers which resulted in charge-offs of $1.1 million. The first borrower, a yacht brokerage firm, was issued a $1.0 million commercial line of credit in 2001, secured by yachts under construction. The Bank failed to secure its lien position on the collateral at the inception of the loan. When the yacht builder (in Canada) went bankrupt, the Bank’s collateral was liquidated without any principal reduction. The borrower had one completed yacht, which was sold with proceeds used to pay down the line of credit by $336,000. The borrower then offered the Bank a 28-acre parcel of land on the Braden River as collateral, which had a first lien with another bank of $166,000. In order to protect the Bank’s position the Bank purchased the first lien at par. After a lengthy process of obtaining an environmental and engineering study on the parcel to ascertain its potential use and value, it was determined in the second quarter of 2005 that only 1.4 acres could potentially be developed. An appraisal has been ordered and although it has not been received, verbal offers have been in the range of $125,000 to $200,000. As a result, the Bank charged off the second lien of $664,000 and expects to liquidate the collateral for a value sufficient to satisfy the first lien of $166,000.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004, Continued

The second borrower, a formal wear rental business, was issued a $1.4 million commercial line of credit in 2002, secured by business assets. Current Bank management, through a number of concerted efforts, was able to secure principal reductions of approximately $1.0 million. During the second quarter of 2005 the borrower filed bankruptcy on the business and then fled the country. The remaining balance of the loan totaling approximately $400,000 was consequently charged-off, of which approximately $200,000 had been previously included in our provision for loan loss. Management expects a minimal recovery if any from the liquidation of the business assets.

The last borrower, a glass installation and repair business, was issued a $276,000 commercial line of credit in 2000, secured by business assets. During the second quarter of 2005 the primary guarantor had closed the business and liquidated all business assets (without Bank consent). Consequently, the loan was charged-off; we are proceeding with judgments and will pursue all legal options in an effort to recover any portion due on the loan.

Commercial real estate loans grew 74% and now comprise 35% of the Bank’s net loan portfolio at June 30, 2005, compared to 28% at June 30, 2004. Residential loans grew 57% and now account for 51% of net loans, compared to 46% at June 30, 2004.

Noninterest Income. Noninterest income decreased to $1.2 million for the six months ended June 30, 2005 compared to $1.5 million for the six months ended June 30, 2004. This decrease was primarily due to the one-time gains experienced in 2004 in connection with the sale of our merchant services, the sale of asset management services, and our mortgage loan servicing rights partially offset with an increase from gains on the sale of loans held for sale, due to an increase in loans sold. The gains on these assets were part of the restructuring of our operations as a result of the change in our executive management. Based upon the current growth and expansion of building in Florida, absent any unforeseen events, we anticipate that we will continue to achieve the same results or, possibly increase, our gains on the sales of loans.

Noninterest Expenses. Noninterest expense increased to $6.8 million for the six months ended June 30, 2005 compared to $5.0 million for the six months ended June 30, 2004. The increase was primarily due to an increase in employee compensation and benefits and occupancy and equipment expense associated with the addition of three new branches in 2005 and an increase in advertising expenditures of $355,000.

On June 28, 2005, the Bank and Coast Financial Partners, Inc. (“CFP”), a now inactive, wholly-owned and consolidated subsidiary of Coast Bank, entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Gillian Busard, a former employee of CFP. Under the terms of the Settlement Agreement, among other things, the Bank and CFP agreed to pay $75,000 to Ms. Busard and her attorneys, Ms. Busard agreed to dismiss her claims for employment discrimination, breach of contract, and unfair and deceptive trade practices relating to her prior employment and termination by CFP, and Ms. Busard agreed to release the Bank, CFP and their affiliates from any and all claims she may have against them. Neither the Bank nor CFP admitted any liability or wrongdoing. The Bank and CFP had denied all liability and we were prepared to defend the action vigorously.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2005 and 2004, Continued

However, while continuing to believe that the suit was without merit, we determined that it was more cost effective to settle the dispute than to proceed to arbitration. An expense of approximately $185,000, reflecting the settlement amount of $75,000 and related legal fees and expenses of approximately $110,000, were accrued in our second quarter in connection with the settlement.

Income Taxes. The income tax benefit for the six months ended June 30, 2005 was $(516,000), which equates to an effective rate of 36.9% compared to a tax provision of $152,000 for the six months ended June 30, 2004, which equates to an effective rate of 38.4%.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2005, was from net deposit inflows of approximately $68.5 million, net proceeds from Federal Home Loan Bank advances of approximately $10.0 million, principle repayments and calls of securities available for sale of approximately $7.8 million, proceeds from a repurchase agreement of $4.7 million and an increase in other borrowings of approximately $4.6 million. Cash was used primarily to originate net loans of approximately $64.0 million, to purchase securities of approximately $11.4 million, to purchase premises and equipment of approximately $5.7 million and to repay federal funds purchased of approximately $3.8 million. Management will continue to attempt to acquire short-term deposits and low cost transaction accounts. At June 30, 2005, the Bank exceeded its regulatory liquidity requirements.

As part of our expansion plans, as of July 31, 2005, we have opened five new branches during 2005, four in Pinellas County and one in Manatee County. The two newest branches were opened in July. In addition, we will continue to seek and evaluate additional expansion and growth alternatives available to us, including any branch expansion or acquisition opportunities which may be identified by us. Although we generally have expanded through the opening of a limited number of branches each year, we would consider more rapid expansion if economically sound and suitable acquisitions or branching opportunities should present themselves or otherwise be available to us. However, we cannot assure you that any suitable opportunities will be identified or, if identified, that we will be able to take advantage of them.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at June 30, 2005, follows (in thousands):

Contract Amount
Commitments to extend credit	$4,423

Unfunded construction loans	$149,050

Unused lines of credit	$22,540

Standby letters of credit	$1,610

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Impact of Inflation

The condensed consolidated financial statements and related notes herein have been presented in terms of historic dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Selected Ratios

The following are presented for the dates and periods indicated:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004	Six Months Ended June 30, 2004
Average equity as a percentage of average assets	8.23%	10.31%	11.23%
Equity to total assets at end of period	7.28%	9.09%	10.14%
Return on average assets (1)	(0.42)%	0.25%	0.16%
Return on average equity (1)	(5.11)%	2.44%	1.44%
Dividend payout ratio (2)	N/A	N/A	N/A

(1)	Annualized for the six months ended June 30.
(2)	The Company has not paid dividends on common stock since inception.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer (the Company’s Principal Executive Officer and Principal Financial Officer, respectively), as appropriate to allow for timely decisions regarding timely disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost/benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Form 10-Q.

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, subject to the limitations disclosed above, were effective as of June 30, 2005.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(4) of the Exchange Act) that occurred during the second quarter of our 2005 fiscal year that has materially affected, or in other factors that could or is reasonably likely to materially affect, these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its wholly owned subsidiary, Coast Bank of Florida, are periodically parties to or otherwise involved in legal proceedings arising in the ordinary course of business. Except for those proceedings described below, management does not believe that there is any proceeding threatened or pending against the Company or Coast Bank of Florida which, if determined adversely, would have a material affect on the business, results of operations, cash flows or financial position of the Company or Coast Bank of Florida.

As reported by the Company in its Form 8-K filed on July 1, 2005, the Company announced that on June 28, 2005, Coast Bank of Florida (“Coast Bank”), a wholly owned and consolidated subsidiary of the Company, and Coast Financial Partners, Inc. (“CFP”), a now inactive, wholly-owned and consolidated subsidiary of the Company, entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Gillian Busard, a former employee of CFP. Under the terms of the Settlement Agreement, among other things:

•	Coast Bank and CFP agreed to promptly cause to be paid to Ms. Busard and her attorneys $75,000;

•	Ms. Busard agreed to dismiss her claims for employment discrimination, breach of contract, and unfair and deceptive trade practices relating to her prior employment and termination by CFP;

•	Neither Coast Bank nor CFP admitted any liability or wrongdoing; and

•	Ms. Busard agreed to release Coast Bank, CFP and their affiliates from any and all claims she may have against them.

Coast Bank and CFP had denied all liability and the Registrant was prepared to defend the action vigorously. However, shortly before the arbitration of her claims, Ms. Busard made an offer of settlement that was substantially below the amounts she previously asserted she was seeking. Accordingly, while continuing to believe that the suit was without merit, the Registrant determined that it was more cost effective to settle the dispute for $75,000 than to proceed to arbitration and risk an adverse judgment.

An expense of approximately $185,000, reflecting the settlement amount of $75,000 and related legal fees and expenses of approximately $110,000, were accrued in the Company’s fiscal quarter ending June 30, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders (the “Annual Meeting”) of the Company, held on May 20, 2005, shareholders were asked to consider and vote on (a) the election of nine directors and (b) the approval and adoption of the Coast Financial Holdings, Inc. 2005 Stock Incentive Plan (the “2005 Stock Plan”). At the Annual Meeting, the shareholders elected each of the nine nominees to serve as directors of the Company and approved the approval and adoption of the 2005 Stock Plan.

At the Annual Meeting, 2,916,269 shares were present in person or by proxy. Listed below are the voting results for each of the matters considered and voted on by the Company’s shareholders at the Annual Meeting:

Election of Directors

Director	For	%	Withheld	%
James K. Toomey	2,911,469	99.8	4,800	0.2
Joseph Gigliotti	2,911,469	99.8	4,800	0.2
Kennedy Legler, III	2,911,469	99.8	4,800	0.2
Paul G. Nobbs	2,913,469	99.9	2,800	0.1
Thomas M. O’Brien	2,913,469	99.9	2,800	0.1
Brian P. Peters	2,913,269	99.9	3,000	0.1
John R. Reinemeyer	2,898,469	99.4	17,800	0.6
Michael T. Ruffino	2,907,469	99.7	8,800	0.3
M. Alex White	2,911,469	99.8	4,800	0.2

Approval and Adoption of the 2005 Stock Plan

	For	%	Against	%	Abstain	%	Broker Non-Vote	%
Approval and Adoption Stock Option Plan	2,047,069	70.9	213,184	7.4	9,125	0.3	619,891	21.5

Furthermore, because the votes for approval and adoption of the 2005 Stock Plan exceeded a majority of the votes cast on the proposal at the Annual Meeting, the approval of the 2005 Stock Plan also satisfied applicable Nasdaq rules relating to the approval of stock option plans.

Item 5. Other Information

None.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

The following exhibits are hereby filed with the Securities and Exchange Commission.

Exhibit No.	Description of Exhibit
10.1	Settlement Agreement and General Release, dated June 28, 2005, by and among Coast Bank of Florida, Coast Financial Partners, Inc. and Gillian Busard, incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on July 1, 2005.

10.2	Coast Financial Holdings, Inc. 2005 Stock Incentive Plan, dated May 20, 2005, and Forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COAST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: August 8, 2005	By:	/s/ Brian P. Peters
Brian P. Peters, President and Chief
Executive Officer

Date: August 8, 2005	By:	/s/ Brian F. Grimes
Brian F. Grimes, Executive Vice President and
Chief Financial Officer