Form 10-Q
period 2005-09-30
COAST FINANCIAL HOLDINGS INC
filed 2005-10-28
CIK 1262276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date;

Common stock, par value $5.00 per share	6,257,650 shares
(class)	Outstanding at October 26, 2005

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets

Cash and due from banks	$12,213	7,122
Federal funds sold	6,006	—

Cash and cash equivalents	18,219	7,122

Securities available for sale	67,520	55,490
Loans, net of allowance for loan losses of $3,183 and $2,901, respectively	366,125	297,725
Federal Home Loan Bank stock, at cost	1,289	573
Premises and equipment, net	24,412	18,358
Accrued interest receivable	1,892	1,478
Deferred income taxes	2,468	1,846
Other assets	1,472	2,031

Total assets	$483,397	384,623

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$32,592	25,485
Savings, NOW and money-market deposits	90,253	99,394
Time deposits	290,175	201,410

Total deposits	413,020	326,289

Federal Home Loan Bank advances	10,000	1,000
Federal funds purchased	—	3,790
Other borrowings	23,439	15,867
Other liabilities	3,025	2,729

Total liabilities	449,484	349,675

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 3,757,650 and 3,756,050 shares issued and outstanding in 2005 and 2004	18,788	18,780
Additional paid-in capital	19,456	19,448
Accumulated deficit	(3,999)	(3,224)
Accumulated other comprehensive loss	(332)	(56)

Total stockholders’ equity	33,913	34,948

Total liabilities and stockholders’ equity	$483,397	384,623

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income:
Loans	$6,013	4,122	16,330	11,587
Securities	578	308	1,552	791
Other interest-earning assets	65	3	80	40

Total interest income	6,656	4,433	17,962	12,418

Interest expense:
Deposits	3,110	1,823	7,895	4,999
Borrowings	207	110	618	268

Total interest expense	3,317	1,933	8,513	5,267

Net interest income	3,339	2,500	9,449	7,151

Provision for loan losses	2	319	1,884	1,139

Net interest income after provision for loan losses	3,337	2,181	7,565	6,012

Noninterest income:
Service charges on deposit accounts	117	118	364	320
Gain on sale of loans held for sale	491	372	1,418	1,034
Gain on sale of credit card portfolio	—	173	—	173
Gain on sale of securities available for sale	—	4	—	4
Gain on sale of mortgage loan servicing rights	—	—	—	118
Gain on sale of merchant services	—	—	—	212
Net loan servicing costs	—	—	—	(159)
Asset management fees	—	—	—	71
Other service charges and fees	9	88	35	497
Other	—	11	4	33

Total noninterest income	617	766	1,821	2,303

Noninterest expenses:
Employee compensation and benefits	1,915	1,339	5,261	3,950
Occupancy and equipment	614	403	1,567	1,038
Data processing	231	191	662	697
Professional fees	126	102	570	419
Telephone, postage and supplies	287	168	782	504
Advertising	356	90	867	246
Other	247	221	896	632

Total noninterest expenses	3,776	2,514	10,605	7,486

Earnings (loss) before income tax provision (benefit)	178	433	(1,219)	829

Income tax provision (benefit)	72	164	(444)	316

Net earnings (loss)	$106	269	(775)	513

Earnings (loss) per share basic	$0.03	0.07	(0.21)	0.14

Earnings (loss) per share diluted	$0.03	0.07	(0.21)	0.14

Weighted-average number of common shares outstanding, basic	3,757,650	3,753,065	3,757,632	3,747,091

Weighted-average number of common shares outstanding, diluted	3,820,422	3,786,223	3,757,632	3,773,096

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2005 and 2004

($ in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2003	$18,677	19,351	(4,055)	(308)	33,665

Comprehensive income:
Net earnings (unaudited)	—	—	513	—	513

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	220	220

Comprehensive income (unaudited)					733

Offering costs relating to 2003 common stock offering paid in 2004 (unaudited)	—	(7)	—	—	(7)
Proceeds from exercise of common stock options (20,600 shares) (unaudited)	103	104	—	—	207

Balance at September 30, 2004 (unaudited)	$18,780	19,448	(3,542)	(88)	34,598

Balance at December 31, 2004	$18,780	19,448	(3,224)	(56)	34,948

Comprehensive loss:
Net loss (unaudited)	—	—	(775)	—	(775)
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	(276)	(276)

Comprehensive loss (unaudited)					(1,051)

Proceeds from exercise of common stock options (1,600 shares) (unaudited)	8	8	—	—	16

Balance at September 30, 2005 (unaudited)	$18,788	19,456	(3,999)	(332)	33,913

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) earnings	$(775)	513
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	996	655
Provision for loan losses	1,884	1,139
Deferred income tax (benefit) provision	(456)	316
Amortization and accretion of discounts and premiums on securities	225	327
Amortization of loan servicing rights	—	274
Gain on sale of securities available for sale	—	(4)
Gain on sale of loans held for sale	(1,418)	(1,034)
Gain on sale of loan servicing rights	—	(118)
Gain on sale of credit card portfolio	—	(173)
Gain on sale of merchant services	—	(212)
Originations of loans held for sale	(73,300)	(59,056)
Proceeds from sale of loans held for sale	74,718	60,002
Increase in accrued interest receivable	(414)	(310)
Decrease (increase) in other assets	661	(133)
Increase (decrease) in other liabilities	296	(413)

Net cash provided by operating activities	2,417	1,773

Cash flows from investing activities:
Purchase of securities available for sale	(25,768)	(31,427)
Proceeds from maturities, calls, repayments and sales of securities available for sale	13,071	11,733
Net increase in loans	(70,440)	(66,964)
Purchase of premises and equipment	(7,050)	(8,792)
Purchase of Federal Home Loan Bank stock	(716)	(262)
Proceeds from sale of other assets	54	—
Proceeds from sale of loan servicing rights	—	1,066
Proceeds from sale of credit card portfolio	—	1,252
Proceeds from sale of merchant services	—	212

Net cash used in investing activities	(90,849)	(93,182)

Cash flows from financing activities:
Net increase in deposits	86,731	90,912
Proceeds from Federal Home Loan Bank advances	62,000	12,200
Repayments of Federal Home Loan Bank advances	(53,000)	(13,700)
Net increase in other borrowings	7,572	3,972
Net decrease in federal funds purchased	(3,790)	—
Payment of offering costs relating to 2003 common stock offering	—	(7)
Proceeds from exercise of common stock options	16	207

Net cash provided by financing activities	99,529	93,584

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Net increase in cash and cash equivalents	11,097	2,175
Cash and cash equivalents at beginning of period	7,122	7,667

Cash and cash equivalents at end of period	$18,219	9,842

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,352	5,233

Income taxes	$12	—

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of taxes	$(276)	220

Originated mortgage loan servicing rights capitalized	$—	88

Transfer of loans servicing rights to other assets	$—	97

Transfer of loans to other assets	$156	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	General. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) (collectively, the “Company”).

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its twelve banking offices located in Manatee and Pinellas Counties, Florida. Coast Financial Partners, Inc. (“CFP”), a wholly owned subsidiary of the Bank, provided investment advisory services to customers of the Bank. During the three-months ended March 31, 2004, CFP ceased operations and the Bank now provides these services through an unrelated entity.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2005, the results of operations for the three- and nine-month periods ended September 30, 2005 and 2004 and cash flows for the nine-month periods ended September 30, 2005 and 2004. The results of operations and other data for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005.

2.	Loan Impairment and Loan Losses. We have developed a strategy for the exit or restructuring of certain under performing, under collateralized, or high risk loans that were originated prior to February 2004. As a result of our review of the entire loan portfolio, we identified lending relationships as of December 31, 2003, totaling approximately $28.4 million that we deemed to possess an unsatisfactory level of risk. We refer to these loans as “Legacy Loans.” At February 28, 2004, the Legacy Loans totaled approximately $26.2 million and were comprised of approximately $17.8 million of direct and indirect automobile loans and $8.4 million of classified commercial loans. For each of the Legacy Loans, we have been seeking and continue to pursue additional or alternative collateral, a complete exit of the borrower from the Bank, or a restructuring of the credit to accelerate the loan pay-off. As of September 30, 2005, Legacy Loans have been reduced to approximately $4.9 million of direct and indirect automobile loans, $623,000 of classified commercial loans and $1.7 million of nonclassified commercial loans. We also increased our provision for loan losses in the second quarter of 2005 by $1.3 million for the Legacy Loans, including those which resulted in a $1.1 million charge-off.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2.	Loan Impairment and Loan Losses, Continued. The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$3,187	2,808	$2,901	3,163
Provision for loan losses	2	319	1,884	1,139
Net, charge-offs and recoveries	(6)	(288)	(1,602)	(1,463)

Balance at end of period	$3,183	2,839	$3,183	2,839

Impaired collateral dependent loans were as follows (in thousands):

	At September 30,
	2005	2004
Balance at end of period	$703	171

Total related allowance for losses	$504	29

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Average investment in impaired loans	$1,243	280	$1,159	319

Interest income recognized on impaired loans	$—	—	$—	—

Interest income received on impaired loans	$—	—	$—	—

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2005	2004
Nonaccrual loans	$1,334	2,036
Past due ninety days or more, still accruing	—	—

	$1,334	2,036

3.	Stock Option Plans. The Company has adopted stock option plans for certain key employees and directors of the Company. A total of 563,000 shares of common stock have been reserved under these plans. 160,100 shares remain available for grant at September 30, 2005. The exercise price of the stock options granted under these plans must at least equal the fair market value of the common stock at the date of grant. The options granted to employees generally have ten year terms and vest over periods of up to three years. The options issued to directors generally are fully vested on the date of grant and have ten year terms.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Stock Option Plans, Continued. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2004	372,300	$10.00-14.50	$13.11	$4,881
Granted	10,000	17.35-17.95	17.65	177
Exercised	(1,600)	10.00	10.00	(16)

Outstanding at September 30, 2005	380,700	$10.00-17.95	$13.24	$5,042

The Company accounts for its stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, accounting for stock-based compensation, as amended by SFAS No. 148, accounting for stock-based compensation transition and disclosure, to stock-based employee compensation. Effective January 1, 2006 the Company will record stock-based employee compensation as an expense. Based on the options granted as of September 30, 2005 our estimated costs for 2006 and 2007 would be approximately $8,000 and $1,000, respectively, however, this does not include expenses related to any options that have or will be granted after the third quarter of 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings (loss)	$106	269	(775)	513
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(14)	(88)	(62)	(263)

Proforma net earnings (loss)	$92	181	(837)	250

Earnings (loss) per share:
Basic, as reported	$0.03	0.07	(0.21)	0.14

Diluted, as reported	$0.03	0.07	(0.21)	0.14

Basic, proforma	$0.02	0.05	(0.22)	0.07

Diluted, proforma	$0.02	0.05	(0.22)	0.07

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3.	Stock Option Plans, Continued. There were no options granted during the three months ended September 30, 2005 and 2004. The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended September 30,
	2005	2004
Risk-free interest rate	4.34%	4.32%
Dividend yield	—%	—%
Expected volatility	4.52%	13.72%
Expected life in years	5.75	10.00

Per share fair value of options at grant date	$6.01	$4.97

4.	Regulatory Capital. The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2005 of the regulatory capital requirements and the Company’s and the Bank’s actual capital on a percentage basis:

	Actual	Regulatory Requirement
Total capital to risk-weighted assets:
Company	10.66%	8.00%
Bank	10.59%	8.00%
Tier I capital to risk-weighted assets:
Company	9.70%	4.00%
Bank	9.62%	4.00%
Tier I capital to total assets - leverage ratio:
Company	6.83%	4.00%
Bank	6.78%	4.00%

5.	Earnings (Loss) Per Share. Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not considered dilutive securities for the nine months ended 2005 for purposes of calculating diluted EPS due to the net loss incurred by the Company. Outstanding stock options are considered dilutive securities for the three months ended September 30, 2005 and 2004 and nine months ended September 30, 2004, for purposes of calculating diluted EPS, which is computed using the treasury stock method.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5.	Earnings (Loss) Per Share, Continued. The following table presents the calculations of the weighted-average number of shares for diluted EPS for the three-months ended September 30, 2005 and 2004 and nine-months ended September 30, 2004.

	Weighted-Average Shares
	2005	2004
Three Months Ended September 30:
For Basic EPS	3,757,650	3,753,065
Effect of dilutive securities-
Incremental shares from assumed conversion of options	62,772	33,158

For Diluted EPS	3,820,422	3,786,223

Nine Months Ended September 30:
For Basic EPS		3,747,091
Effect of dilutive securities-
Incremental shares from assumed conversion of options		26,005

For Diluted EPS		3,773,096

Shares not included in the computations of diluted earnings per share for the three-months ended September 30, 2005 because the options exercise price was not less than the market value for the three-months ended September 30, 2005 are as follows:

	Number of Shares	Exercise Price	Year Issued	Year Expiring
Options	5,000	$17.35	2005	2015
Options	5,000	$17.95	2005	2015

Shares not included in the computation of diluted earnings per share in 2004 because the options exercise price was not less than the market value for the nine-months ended September 30, 2004 are as follows:

	Number of Shares	Exercise Price	Year Issued	Year Expiring
Options	190,000	$14.50	2003	2013

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Branch Expansion. As of September 30, 2005 we have opened five new branches during 2005, four in Pinellas County and one in Manatee County. As part of our strategy to expand our banking franchise, we successfully bid for the right to lease up to eight former bank branch facilities located in Hillsborough, Manatee, Pinellas and Polk Counties (“Expansion Branches”). We executed 15-year leases with American Financial Realty Trust for each of these locations on September 14, 2005 and, subject to regulatory approval, we plan to take possession of these branches during December 2005. We anticipate opening the following Expansion Branches at a rate of at least two per quarter during 2006:

Proposed Branch Location	Florida County	Approximate Square Feet	Annual Base Rent
110 W. Bloomingdale Avenue Brandon, FL	Hillsborough	2,203	$80,000
510 Oakfield Drive Brandon, FL	Hillsborough	2,954	$100,000
21708 State Road 54 Lutz, FL	Hillsborough	5,000	$150,000
13175 Walsingham road Largo, FL	Pinellas	6,572	$160,000
6108 N. Road 98 Lakeland, FL	Polk	3,475	$105,000
7600 U.S. Hwy 19 North Pinellas Park, FL	Pinellas	2,105	$120,000
4601 Manatee Avenue West Bradenton, FL	Manatee	3,000	$120,000
4400 S. Florida Avenue Lakeland, FL	Polk	7,300	$185,000

We will pay all occupancy expenses associated with each lease. In addition to the annual base rent and occupancy expenses, we also will be required to pay an annual management fee equal to 3% of the then annual base rent. As a result, we will carry these lease expenses and other expenses associated with the Expansion Branches prior to their opening. We also will need to renovate the Expansion Branches (our renovations historically have run between $250,000 to $500,000 per branch) and hire employees to run each Expansion Branch. Each lease will have three five-year options to renew and will contain provisions for an automatic annual adjustment in the rent payable for such properties in an amount equal to the greater of 3% or the CPI increase. If we experience delays in opening any of the Expansion Branches, we will be forced to carry the lease and occupancy costs for a longer period of time without the offsetting revenue associated with an opened and operational Expansion Branch. In addition to the Expansion Branches, we also plan to open three de novo branches in 2006.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6.	Branch Expansion, Continued. We intend to file all necessary applications with the appropriate banking regulators to add these locations as future branch sites as soon as practicable. Although we have not yet physically inspected each of these locations, we have no reason to believe that these facilities will require an investment in excess of our historical costs.

Establishing these eight Expansion Branches, together with the three de novo branches, represents a significant step toward our goal of operating between 30 to 35 branches and becoming the leading independent community bank serving the greater Tampa Bay region.

7.	Sale of Common Stock. On October 4, 2005 the Company announced that its public offering of 2,500,000 shares of its common stock would be priced at $15.50 per share. The net proceeds of the offering were approximately $36.7 million, after payment of underwriting discounts and commissions, but excluding estimated offering expenses. The Company has granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of common stock to cover over-allotments, if any.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of September 30, 2005, and for the three and nine-month periods ended September 30, 2005 and 2004 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Coast Financial Holdings, Inc. and subsidiary (the “Company”) as of September 30, 2005, and the related interim condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2005 and 2004 and the related interim condensed consolidated statements of changes in stockholders’ equity and cash flows for the nine-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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
October 26, 2005

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

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its twelve banking offices located in Manatee and Pinellas Counties, Florida. Coast Financial Partners, Inc. (“CFP”), a wholly owned subsidiary of the Bank, provided investment advisory services to customers of the Bank. During the three-months ended March 31, 2004, CFP ceased operations and the Bank now provides these services through an unrelated entity.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004

General. Our net earnings for the three months ended September 30, 2005, were $106,000 or $0.03 earnings per basic and diluted share compared to net earnings of $269,000 or $0.07 earnings per basic and diluted share for the three months ended September 30, 2004. Net earnings decreased primarily due to an increase in noninterest expenses and the gain on sale of the credit card portfolio in 2004, which was partially offset by an increase in net interest income.

Net Interest Income. Interest income increased to $6.7 million during the three months ended September 30, 2005, from $4.4 million for the same period in 2004. Interest on loans for the three months ended September 30, 2005 was $6.0 million, resulting from an average yield of 6.59% compared to $4.1 million resulting from an average yield of 6.07% for the three months ended September 30, 2004. The increase in interest on loans was primarily due to an increase in the average loan balance to $362.1 million, during the three months ended September 30, 2005 compared to $270.2 million, for the three months ended September 30, 2004. Interest on securities increased to $578,000 during the three months ended September 30, 2005, from $308,000 for the same period in 2004. The increase in interest income on securities was primarily due to the increase in the average security balance to $63.6 million during the three months ended September 30, 2005 from $47.4 million for the three months ended September 30, 2004 complemented by a 102 basis point increase in yield over the same period. Interest on other interest earning assets increased to $65,000 during the three months ended September 30, 2005, from $3,000 during the three months ended September 30, 2004.

Interest expense on interest bearing liabilities increased to $3.3 million during the three months ended September 30, 2005, from $1.9 million during the three months ended September 30, 2004. The increase was due to an increase in the average balance of interest bearing liabilities, to $401.4 million in 2005 from $286.7 million in 2004 in addition to a 60 basis point increase in rate.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004, Continued

Average Balances and Average Interest Rates. The following table sets forth, for the three months ended September 30, 2005 and 2004, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	Three Months Ended
	September 30, 2005			September 30, 2004
	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)
	(dollars in thousands)
Interest-earning assets:
Loans (3)	$362,073	6,013	6.59%	$270,242	4,122	6.07%
Investment securities (4)	63,605	578	3.61	47,375	308	2.59
Other interest-earning assets (5)	7,041	65	3.66	963	3	1.41

Total interest-earning assets/interestincome/average yield earned	432,719	6,656	6.10	318,580	4,433	5.54

Total noninterest earning assets	37,576			28,303

Total assets	$470,295			$346,883

Interest-bearing liabilities:
NOW	$18,126	14	0.31	$11,332	10	0.35
Money market	66,300	419	2.51	76,601	386	2.00
Savings	4,649	6	0.51	3,628	5	0.55
Time	281,369	2,671	3.77	169,309	1,422	3.34

Total interest-bearing deposits	370,444	3,110	3.33	260,870	1,823	2.78

Other borrowings	30,974	207	2.65	25,831	110	1.69

Total interest-bearing liabilities/interest expense/average rate paid	401,418	3,317	3.28	286,701	1,933	2.68

Total noninterest bearing liabilities	35,004			26,181

Total liabilities	436,422			312,882
Shareholders’ equity	33,873			34,001

Total liabilities and shareholders’ equity	$470,295			$346,883

Net interest income		$3,339			$2,500

Interest-rate spread (6)			2.82%			2.86%

Net interest margin (7)			3.06%			3.12%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.11

(1)	Average balance represents the average daily balance year to date.
(2)	Annualized for comparability with full year data.
(3)	Non-accruing loans are included in computation of average balance.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2005 and 2004, Continued

(4)	Principally taxable. The yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Includes FHLB stock.
(5)	Includes federal funds sold and interest-bearing deposits.
(6)	Interest rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest earning assets.

Provision for Loan Losses. The provision for loan losses was $2,000 for the three months ended September 30, 2005 compared to $319,000 for the three months ended September 30, 2004. The decrease in the provision was primarily due to a minimal amount of charged-off loans during the quarter ended September 30, 2005. Commercial real estate loans grew 47% and comprise 34% of the Bank’s loan portfolio at September 30, 2005, compared to 31% at September 30, 2004. Residential construction and land loans grew 74% and now account for 39% of loans, compared to 29% at September 30, 2004.

The allowance for loan losses was $3.2 million at September 30, 2005. While management believes that its allowance for loan losses is adequate as of September 30, 2005, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $617,000 for the three months ended September 30, 2005 compared to $766,000 for the three months ended September 30, 2004. The decrease was due to the non-recurring gain on sale of the credit card portfolio during the three months ended September 30, 2004, which was partially offset by increases in gains recognized on the sale of loans held for sale.

Noninterest Expenses. Noninterest expense increased to $3.8 million for the three months ended September 30, 2005 compared to $2.5 million for the three months ended September 30, 2004. The increase was due to an increase in employee compensation and benefits and occupancy and equipment expense due to the opening of two new banking offices in Manatee and Pinellas Counties during the third quarter of 2005 and an increase in advertising expenditures of $266,000.

Income Taxes. The income tax provision for the three months ended September 30, 2005 was $72,000, which equates to an effective rate of 40.4% compared to a tax provision of $164,000 for the three months ended September 30, 2004, which equates to an effective rate of 37.9%.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004

General. Our net loss for the nine months ended September 30, 2005, was $775,000 or $0.21 loss per basic and diluted share compared to net earnings of $513,000 for the nine months ended September 30, 2004. The decrease in net earnings in the nine months ended September 30, 2005 compared to the same period in 2004 was attributable primarily to an increase in the provision for loan losses, an increase in noninterest expenses, and a decrease in noninterest income partially offset by an increase in net interest income. The increase in the loan loss provision was due primarily to Legacy Loans, including those Legacy Loans which resulted in a $1.1 million charge-off in the second quarter of 2005, and the increase in noninterest expense was primarily due to branch expansion costs and increased advertising and marketing costs.

Net Interest Income. Interest income increased to $18.0 million during the nine months ended September 30, 2005, from $12.4 million for the same period in 2004. Interest on loans for the nine months ended September 30, 2005 was $16.3 million, resulting from an average yield of 6.40% compared to $11.6 million resulting from an average yield of 6.27% for the nine months ended September 30, 2004. The increase in interest on loans was primarily due to an increase in the average loan balance to $341.1 million during the nine months ended September 30, 2005 compared to $246.9 million, for the nine months ended September 30, 2004. Interest on securities increased to $1.6 million during the nine months ended September 30, 2005, from $791,000 for the same period in 2004. The increase in interest income on securities was primarily due to the increase in the average securities balance to $60.1 million during the nine months ended September 30, 2005 from $37.6 million for the nine months ended September 30, 2004 coupled with a 64 basis point increase in yield. Interest on other interest earning assets increased to $80,000 during the nine months ended September 30, 2005, from $40,000 during the nine months ended September 30, 2004.

Interest expense on interest bearing liabilities increased to $8.5 million during the nine months ended September 30, 2005, from $5.3 million during the nine months ended September 30, 2004. The increase was primarily due to an increase in the average balance of interest bearing liabilities to $369.8 million in 2005 from $256.8 million in 2004.

Average Balances and Average Interest Rates. The following table sets forth, for the nine months ended September 30, 2005 and 2004, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004, Continued

	Nine Months Ended
	September 30, 2005			September 30, 2004
	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)
	(dollars in thousands)
Interest-earning assets:
Loans (3)	$341,124	16,330	6.40%	$246,867	11,587	6.27%
Investment securities (4)	60,119	1,552	3.45	37,627	791	2.81
Other interest-earning assets (5)	3,176	80	3.37	5,658	40	0.95

Total interest-earning assets/interestincome/average yield earned	404,419	17,962	5.94	290,152	12,418	5.72

Total noninterest earning assets	33,991			26,194

Total assets	$438,410			$316,346

Interest-bearing liabilities:
NOW	$17,037	40	0.31	$11,081	28	0.34
Money market	70,213	1,229	2.34	58,907	839	1.90
Savings	4,198	16	0.51	3,285	13	0.53
Time	244,974	6,610	3.61	161,748	4,119	3.40

Total interest-bearing deposits	336,422	7,895	3.14	235,021	4,999	2.84

Other borrowings	33,364	618	2.48	21,753	268	1.65

Total interest-bearing liabilities/interest expense/average rate paid	369,786	8,513	3.08	256,774	5,267	2.74

Total noninterest bearing liabilities	34,173			25,730

Total liabilities	403,959			282,504
Shareholders’ equity	34,451			33,842

Total liabilities and shareholders’ equity	$438,410			$316,346

Net interest income		$9,449			$7,151

Interest-rate spread (6)			2.86%			2.98%

Net interest margin (7)			3.12%			3.29%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.09			1.13

(1)	Average balance represents the average daily balance year to date.
(2)	Annualized for comparability with full year data.
(3)	Non-accruing loans are included in computation of average balance.
(4)	Principally taxable. The yield information does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Includes FHLB stock.
(5)	Includes federal funds sold and interest-bearing deposits.
(6)	Interest rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004, Continued

Provision for Loan Losses. Our provision for loan losses was $1.9 million for the nine months ended September 30, 2005 compared to $1.1 million for the nine months ended September 30, 2004.

The provision was increased $1.3 million in the second quarter of 2005 primarily due to the Legacy Loans, including those Legacy Loans with three different borrowers which resulted in charge-offs of $1.1 million. The first borrower, a yacht brokerage firm, was issued a $1.0 million commercial line of credit in 2001, secured by yachts under construction. The Bank failed to secure its lien position on the collateral at the inception of the loan. When the yacht builder (in Canada) went bankrupt, the Bank’s collateral was liquidated without any principal reduction. The borrower had one completed yacht, which was sold with proceeds used to pay down the line of credit by $336,000. The borrower then offered the Bank a 28-acre parcel of land on the Braden River as collateral, which had a first lien with another bank of $166,000. In order to protect the Bank’s position the Bank purchased the first lien at par. After a lengthy process of obtaining an environmental and engineering study on the parcel to ascertain its potential use and value, it was determined in the second quarter of 2005 that only 1.4 acres could potentially be developed. With verbal offers in the range of $125,000 to $200,000 the Bank charged off the second lien of $664,000 in the second quarter of 2005. During the third quarter of 2005 we received a complete appraisal which stated that the value of the property is $600,000. There is no assurance that we will be able to sell the property at the appraised value, if at all. Management is unsure of the true value of the parcel and does not plan to record a recovery, if any, until the property is sold.

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

In addition to the loans above relating to charge-offs, we also fully reserved in the second quarter of 2005 a loan made in 2003 to another borrower, a raw waste processor. The commercial loan of approximately $500,000 was secured by business assets. During 2005 the borrower stopped making payments and the loan was placed on nonaccrual status. To fully reserve the loan $184,000 in new reserves were added to an existing $316,000 in reserves made in 2004 for the loan. The borrower is attempting to refinance the loan with

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2005 and 2004, Continued

another lender and, if successful, we may recover a portion of the loan. Management is unsure that the refinance will occur and will not record a recovery, if any, until the loan is paid off.

Commercial real estate loans grew 47% and comprise 34% of the Bank’s loan portfolio at September 30, 2005, compared to 31% at September 30, 2004. Residential construction and land loans grew 74% and now account for 39% of loans, compared to 29% at September 30, 2004.

Noninterest Income. Noninterest income decreased to $1.8 million for the nine months ended September 30, 2005 compared to $2.3 million for the nine months ended September 30, 2004. This decrease was primarily due to the one-time gains experienced in 2004 in connection with the sale of our credit card portfolio, our merchant services and our mortgage loan servicing rights, partially offset with an increase from gains on the sale of loans held for sale, due to an increase in loans sold. Other service charges and fees decreased by $462,000 primarily due to discontinuing merchant services during the second quarter of 2004. The gains on these assets were part of the restructuring of our operations as a result of the change in our executive management. Based upon the current growth and expansion of building in Florida, absent any unforeseen events, we anticipate that we will continue to achieve the same results or, possibly increase, our gains on the sales of loans.

Noninterest Expenses. Noninterest expense increased to $10.6 million for the nine months ended September 30, 2005 compared to $7.5 million for the nine months ended September 30, 2004. The increase was primarily due to an increase in employee compensation and benefits and occupancy and equipment expense associated with the addition of five new branches in 2005 and an increase in advertising expenditures of $621,000.

Income Taxes. The income tax benefit for the nine months ended September 30, 2005 was $(444,000), which equates to an effective rate of 36.4% compared to a tax provision of $316,000 for the nine months ended September 30, 2004, which equates to an effective rate of 38.1%.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2005, was from net deposit inflows of approximately $86.7 million, principle repayments and calls of securities available for sale of approximately $13.1 million, net proceeds from Federal Home Loan Bank advances of approximately $9.0 million and proceeds from a repurchase agreement of $7.6 million. Cash was used primarily to originate net loans of approximately $70.4 million, to purchase securities of approximately $25.8 million, to purchase premises and equipment of approximately $7.1 million and to repay federal funds purchased of approximately $3.8 million. Management will continue to attempt to acquire short-term deposits and low cost transaction accounts. At September 30, 2005, the Bank exceeded its regulatory liquidity requirements.

On October 4, 2005 the Company announced that its public offering of 2,500,000 shares of its common stock would be priced at $15.50 per share. The net proceeds of the offering were approximately $36.7 million, after payment of underwriting discounts and commissions, but excluding estimated offering expenses. The Company has granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of common stock to cover over-allotments, if any.

Branch Expansion Plans. As of September 30, 2005 we have opened five new branches during 2005, four in Pinellas County and one in Manatee County. As part of our strategy to expand our banking franchise, we successfully bid for the right to lease up to eight former bank branch facilities located in Hillsborough, Manatee, Pinellas and Polk Counties (“Expansion Branches”). We executed 15-year leases with American Financial Realty Trust for each of these locations on September 14, 2005 and, subject to regulatory approval, we plan to take possession of these branches during December 2005. We anticipate opening the Expansion Branches at a rate of at least two per quarter during 2006.

We will pay all occupancy expenses associated with each lease. In addition to the annual base rent and occupancy expenses, we also will be required to pay an annual management fee equal to 3% of the then annual base rent. As a result, we will carry these lease expenses and other expenses associated with the Expansion Branches prior to their opening. We also will need to renovate the Expansion Branches (our renovations historically have run between $250,000 to $500,000 per branch) and hire employees to run each Expansion Branch. Each lease will have three five-year options to renew and will contain provisions for an automatic annual adjustment in the rent payable for such properties in an amount equal to the greater of 3% or the CPI increase. If we experience delays in opening any of the Expansion Branches, we will be forced to carry the lease and occupancy costs for a longer period of time without the offsetting revenue associated with an opened and operational Expansion Branch. In addition to the Expansion Branches, we also plan to open three de novo branches in 2006.

We intend to file all necessary applications with the appropriate banking regulators to add these locations as future branch sites as soon as practicable. Although we have not yet physically inspected each of these locations, we have no reason to believe that these facilities will require an investment in excess of our historical costs.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Establishing these eight Expansion Branches, together with the three de novo branches, represents a significant step toward our goal of operating between 30 to 35 branches and becoming the leading independent community bank serving the greater Tampa Bay region.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

A summary of the amounts of the Company’s financial instruments, with off-balance sheet risk at September 30, 2005, follows (in thousands):

Contract Amount
Commitments to extend credit	$2,879

Unfunded construction loans	$176,089

Unused lines of credit	$30,607

Standby letters of credit	$809

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

Selected Ratios

The following are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004	Nine Months Ended September 30, 2004
Average equity as a percentage of average assets	7.86%	10.31%	10.70%

Equity to total assets at end of period	7.02%	9.09%	9.67%

Return on average assets (1)	(0.24)%	0.25%	0.22%

Return on average equity (1)	(3.01)%	2.44%	2.01%

Dividend payout ratio (2)	N/A	N/A	N/A

(1)	Annualized for the nine months ended September 30.
(2)	The Company has not paid dividends on common stock since inception.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, subject to the limitations disclosed above, were effective as of September 30, 2005.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(4) of the Exchange Act) that occurred during the third quarter of our 2005 fiscal year that has materially affected, or in other factors that could or is reasonably likely to materially affect, these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

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

COAST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: October 26, 2005	By:	/s/ Brian P. Peters
Brian P. Peters, President and Chief

Executive Officer

Date: October 26, 2005	By:	/s/ Brian F. Grimes
Brian F. Grimes, Executive Vice President and

Chief Financial Officer