Form 10-K
period 2005-12-31
COAST FINANCIAL HOLDINGS INC
filed 2006-03-24
CIK 1262276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50433

COAST FINANCIAL HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	14-1858265
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

Coast Financial Center
1301 – 6th Avenue West, Suite 300
Bradenton, Florida	34205
(Address of Principal Executive Offices)	(Zip Code)

(941) 752-5900

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange On Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $5.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer:  ☐            Accelerated Filer:  ☐            Non-Accelerated Filer:  ☒

Indicate by check mark whether the registrant is a shell company accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2006, was approximately $100,279,000 as computed by reference to the closing price of the common stock as quoted on the Nasdaq National Market on such date.

As of February 28, 2006, the number of issued and outstanding shares of common stock of the registrant was 6,508,557.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Coast Financial Holdings, Inc. for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2005 fiscal year are incorporated by reference into Part III of this Form 10-K.

COAST FINANCIAL HOLDINGS, INC.

FORM 10-K

Fiscal Year Ended December 31, 2005

i

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See “Item 1A. Risk Factors”.

PART I

ITEM 1.	BUSINESS

Overview

Coast Financial Holdings, Inc. (“us”, “our”, “we”, the “Company” or “Coast Financial”) headquartered in Bradenton, Florida, is a bank holding company registered under the Bank Holding Company Act of 1956. The Company was incorporated on November 1, 2002 under the laws of the state of Florida and became the holding company for Coast Bank of Florida (“Coast Bank” or the “Bank”) on April 15, 2003. We conduct our operations through Coast Bank, a Florida state-chartered bank.

Coast Bank is a general commercial bank which provides a broad array of consumer and commercial banking services to individuals and small to mid-sized businesses located in and around Manatee, Pinellas, and Sarasota counties, Florida. Accordingly, our revenues are primarily derived from interest on, and fees received in connection with, real estate loans and other loans, from the sales of loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for our lending activities are deposits, prepayment of loans, sales of loans, and the sale of investment securities. Our principal expenses consist of the interest paid on deposits and operating, general and administrative expenses. Coast Bank does not presently provide trust or appraisal services.

Our objective is to create an operating platform that will enable Coast Bank to be the leading community bank servicing the greater Tampa Bay region, which we define as Hernando, Hillsborough, Manatee, Pasco, Pinellas, Polk and Sarasota counties. We currently operate 12 branches, eight of which are located in Manatee County and four of which are located in Pinellas County. We also operate 83 ATM kiosks located in Manatee, Pinellas, and Sarasota counties branded with the Coast Bank logo. These ATMs expand our market area beyond the existing branch network coverage area and help establish our brand as we continue to expand our branch network. Unless the context otherwise requires, reference to Coast Financial or the Company herein includes Coast Financial and its wholly-owned subsidiary, Coast Bank, on a consolidated basis. As of December 31, 2005, we had total assets of $550.3 million, net loans of $390.9 million, deposits of $449.5 million, and total stockholders’ equity of $73.8 million.

Coast Bank is subject to examination and comprehensive regulation by the Florida Department of Financial Services (the “Florida Department”) and the Federal Deposit Insurance Corporation (the “FDIC”), and its deposits are insured by the FDIC to the extent permitted by law. Coast Bank is a member of the Federal Home Loan Bank of Atlanta and was the first de novo bank to be an approved lender and seller servicer for the Federal National Mortgage Association and for the Federal Home Loan Mortgage Corporation. Coast Bank is not a member bank of the Federal Reserve System. The principal executive offices of both the Company and Coast Bank are located at 1301 – 6th Avenue West, Suite 300, Bradenton, Florida 34205. The telephone number for both of these offices is (941) 752-5900.

Annual Business Highlights

During the past year, we continued to implement a business plan which focuses on executing our growth strategy, raising additional capital to finance our expansion plans, restructuring certain lines of business and, to the extent possible during our continued expansion, improving our efficiency and profitability.

We have achieved strong growth during 2005. Specifically, from December 31, 2004 to December 31, 2005, we increased:

•	Total assets by $165.7 million, or 43.1%;

•	Net loans by $93.1 million, or 31.3%; and

•	Deposits by $123.2 million, or 37.7%.

We believe our business has been able to grow during the past year because of our overall success in:

•	taking advantage of opportunities created by the fundamental economic and population growth experienced in Florida and, more particularly, in the greater Tampa Bay region.

•	capitalizing on the consolidation of banking institutions that has occurred in the Tampa Bay region to attract dislocated customers, acquire new branch locations, and recruit experienced banking officers, directors, and employees.

•	developing an independent community bank that emphasizes and focuses on local management and a commitment to the local community in each of our market areas.

•	attracting new customers in the markets we serve by providing personalized service in an efficient manner, together with a full range of high quality financial services and products.

Franchise/Growth Activities. We continued to focus on the expansion of our banking franchise in markets experiencing rapid growth or in established markets whose demographics are attractive to us. In particular, during the 2005 fiscal year:

•	We opened four full service branches in Pinellas County during 2005 and one full service branch in Manatee County, giving us a total of 12 branches. The branches opened in Pinellas County represented our entry into this county and our initial branch expansion in the greater Tampa Bay region outside of Manatee County.

•	We entered into agreements with American Financial Realty Trust (“AFRT”) to lease eight former branch facilities of other financial institutions located in Hillsborough, Manatee, Pasco, Pinellas, and Polk counties (the “Acquired Branches”), all of which we intend to open in 2006.

•	We have identified and begun the process of opening four additional de novo branches in Manatee and Pinellas counties, all of which we intend to open in 2006.

•	We expanded our local ATM network through the addition of 83 ATM kiosks located in Sweetbay grocery stores (formerly Kash n’ Karry) in Manatee, Sarasota, and Pinellas counties. Although we do not own these ATMs, they are branded with the Coast Bank logo and operated by us.

•	We expanded our ATM network nationally by providing our customers with access to 32,000 ATMs, free of any service charges. Although the ATMs in this network are not branded under the Coast Bank name or logo, they provide our customers convenient access to their accounts nationwide.

Capital Raising Activities. In the fourth quarter of 2005, we sold 2,745,950 shares of our common stock in a public offering which provided us with $39.9 million in new capital, net of offering expenses, to support our growth and expansion plans.

Asset Quality Initiatives. In 2004, we began an initiative to enhance the quality of our loan portfolio and to emphasize lending activities that bring profitability without undue risk. As part of this initiative, we undertook a critical review of our loan portfolio, the collateral provided for our loans and our underwriting standards. Upon completion of our review in 2004, we implemented numerous changes designed to achieve our goals which continued throughout 2005. During the past year:

•	We continued to adhere to the more conservative lending philosophy and policies adopted in 2004 and we have maintained the tightened underwriting standards adopted as part of this initiative.

•	We continued our strengthened internal control over the loan review process by increasing the frequency of reviews, implementing changes in officer responsibilities, and instituting a further segregation of duties.

•	We continued our shift in the focus of our loan origination efforts to commercial real estate, residential real estate, and credit-driven consumer lending that primarily consists of home equity loans.

•	We continued to implement our strategy to exit or restructure certain under-performing, under-collateralized, or high risk loans that were originated prior to February 2004 as part of our asset quality initiative. In February 2004, the lending relationships which we had identified to possess an unsatisfactory level of risk totaled approximately $26.2 million. The composition of these loans at that time was approximately $17.8 million of indirect automobile loans and $8.4 million of commercial loans. With respect to these loans, we sought additional or alternative collateral, a complete exit of the borrower from the Bank, or a restructuring of the credit to accelerate the loan pay-off. As of December 31, 2005, these loans have been reduced to $3.9 million of indirect automobile loans, $500,000 of classified commercial loans, and $2.0 million of nonclassified commercial loans. We also increased our provision for loan losses by $1.3 million in the second quarter of 2005 primarily due to these loans, including those loans which resulted in charge-offs of $1.1 million.

Efficiency and Profitability Initiatives. We have built and restructured our operating platform to increase our efficiency and profitability while we grow and expand our business.

•	We have created additional consumer deposit products to attract and retain core deposits. This initiative results from an effort to reduce our cost of funds and improve our deposit composition.

•	We have completed the consolidation of our executive and administrative offices into a visible six-story office building in downtown Bradenton, which we purchased in 2004.

Our Strategy

In early 2004, we altered the strategic direction of Coast Bank. Our objective is to create an operating platform that will enable Coast Bank to be the leading independent community bank serving the greater Tampa Bay region. The following are critical components of this strategy:

Continue Expanding our Banking Franchise. Our goal is to establish branches in the most rapidly developing or otherwise attractive communities within the greater Tampa Bay region. To accomplish this goal, we plan to:

•	Purchase or lease existing branch offices that are either presently vacant or made available to us as a result of banking acquisitions, consolidations, or divestitures. We have implemented a branch expansion strategy that focuses on establishing new branches through the most cost effective alternatives available to us. Although we generally have expanded through the opening of a limited number of branches each year, we took advantage of a more rapid expansion opportunity made available to us in late 2005. Due to recent banking consolidations in the greater Tampa Bay region, we have been able to successfully bid for the right to lease eight former bank branch facilities located in Hillsborough, Manatee, Pasco, Pinellas and Polk counties.

•	Purchase or lease parcels of land that can be developed for full service branches. Our decision to pursue this alternative is predicated upon the site location, the cost to acquire the site, and the absence of an existing branch that can be renovated and reopened. The current escalation of land prices in many markets in the greater Tampa Bay region and the time it takes to receive zoning and other municipal approvals affects our willingness to pursue this alternative.

Further, we intend to continue our branch and expansion activities and will consider economically sound and suitable acquisitions or branching opportunities should they present themselves or otherwise be available to or identified by us. Historically, our investment to open a full service branch office has cost us between $250,000 and $1.6 million, depending primarily on whether it is a leased or owned facility. Leased facilities generally require an investment of $250,000 to $500,000, whereas an owned facility requires an investment of approximately $750,000 plus the cost of the land. Currently, we own most of our branches. However, given the increases in real estate values throughout the greater Tampa Bay region and the long lead time to develop a branch facility, we expect to lease more branch facilities as we build our franchise.

Maintaining Strong Underwriting Standards And Improving Asset Quality. We look to maintain the underwriting standards we implemented as part of our restructuring efforts in 2004 and we intend to continue reducing the balances of the high risk loans identified as part of our 2004 loan review. At December 31, 2005, such loans represented 1.2% of total assets. In January 2006, we hired a Chief Credit Officer for Coast Bank to administer our credit policies and extensions of credit.

Continuing to Improve Efficiency and Profitability. In our efforts to continue to improve our efficiency and profitability, our long term strategic plan is to focus on improving our operating expenses as a percent of total assets and improving our efficiency ratio. We also will seek to improve our profitability by maintaining pricing discipline on the loans we originate and attracting lower cost core deposits. However, because of our planned branch expansion activities, especially in 2006, we anticipate that the operating and other non-interest expenses associated with that expansion will have a short-term adverse impact on profitability and our efficiency ratio.

Lowering Our Cost of Funds. We are committed to lowering our cost of funds and improving the composition of our deposit base by aggressively seeking core deposits. We have introduced two new deposit products designed to attract core deposits. These deposit products provide attractive features and benefits to our customers while encouraging multiple account relationships. We are having our lenders and relationship managers seek noninterest bearing deposits from new and existing lending customers. The growth of our core deposits should lower our overall cost of funds and have a positive impact on our net interest margin. Although we anticipate that our commitment to attracting core deposits will positively impact our net margins in the long-term, our anticipated branch expansion activities will likely have a short-term adverse impact on the level of our core deposits to our time deposits and our resulting cost of funds and net interest margin.

Continuing our Consumer Orientation and Local Management. Our business strategy is based on our assessment that customers prefer to conduct business with a bank that is managed by experienced local bankers. Therefore, our lenders and relationship managers tend to be responsive to the needs of their customers by providing them with prompt decisions and a high level of personal service.

As part of our customer focus, we provide a full array of financial services and products through Coast Bank or arrangements with third party vendors, including:

•	real estate, commercial, and consumer loans;

•	electronic transfer services, internet banking, and bill paying services;

•	deposit services; and

•	ATMs, debit cards, credit cards, and merchant services.

We have also established an armored car courier service for local businesses.

Market Areas

As a result of our planned branch expansion activities, we consider our current market area to be the greater Tampa Bay region. We believe that in the greater Tampa Bay region, there are a significant number of small to mid-size businesses looking for a locally based commercial bank that can offer a menu of financial products and services that are not available at a typical community bank. We believe that many of these businesses have been displaced as a result of recent bank mergers in the greater Tampa Bay region. Given our variety of financial products and services, our focus on customer service, and our local management, we believe that our organization can better serve the growing needs of both new and existing customers in our current and expanding market areas.

Market for Services

We believe that our principal markets for service are:

•	the established and expanding commercial and small business market within our primary market area;

•	the real estate mortgage market within our primary market area for retail lending and throughout Florida for wholesale residential construction-to-permanent loans; and

•	the consumer loan market.

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

We focus on home equity loans and on the smaller commercial customer because management believes that this segment offers the greatest concentration of potential business. Also, the small to mid-size commercial market segment has historically shown a willingness to borrow and carry larger balances. Finally, management perceives that this market segment tends to be more loyal in its banking relationships.

Competition

We encounter strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws, which permit multi-bank holding companies as well as the availability of nationwide interstate banking, has created a highly competitive environment for financial services providers in our primary service area. In one or more aspects of our business, we compete with other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in our primary market area and elsewhere. Most of our primary competitors, some of which are affiliated with large bank holding companies, have substantially greater resources, larger established customer bases, higher legal lending limits, extensive branch networks, numerous ATMs, greater advertising-marketing budgets and they may offer certain services, such as trust services, that we do not currently provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern state chartered and federally insured banks and may have greater flexibility in competing for business.

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

Lending Activities

General. Coast Bank’s loan portfolio consists of commercial loans, commercial real estate loans, residential construction loans, residential mortgage loans, and consumer loans (primarily home equity loans and advances). Most of the borrowers are located in the county where our branches are located or in the surrounding counties. Our residential construction loan program, however, has borrowers throughout the state of Florida.

Coast Bank’s loans are subject to state and federal laws and regulation. Interest rates charged by us on loans are affected by the Bank’s current asset/liability strategy, the demand for various types of loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax polices and governmental budgetary matters.

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

Commercial Real Estate. Commercial real estate loans generally involve owner-occupied transactions where the decision to extend credit is predicated on a borrower’s ability to repay the loan and the application of prudent guidelines for assessing the value of the underlying collateral. Commercial real estate loan terms are generally limited to three years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not to be fixed for a period exceeding 12 months. Coast Bank generally charges an origination fee for its services. Risks inherent in managing a commercial real estate portfolio relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause loan to value margins to increase thereby deteriorating the Bank’s equity cushion on both an individual and portfolio basis. Coast Bank attempts to reduce credit risk on its commercial real estate loans by carefully underwriting each loan of this type to address the perceived risks in the individual transaction. Generally, Coast Bank requires an 80% loan to value ratio on an appraisal or cost basis, whichever is lower, and a net projected cash flow available for debt service equal to 130% of the debt service requirement.

A borrower’s ability to repay is carefully analyzed and policy calls for an ongoing analysis of cash flow to debt service ability. Commercial real estate appraisers must meet the licensing requirements of the applicable jurisdiction. Each appraisal is scrutinized in an effort to insure current comparable market values. As noted above, commercial real estates loans are generally made on owner-occupied properties where there is both a reliance on the borrower’s financial health and the ability of the borrower and the business to repay. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates, and the quality of the borrower’s management. Coast Bank attempts to limit its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis. Coast Bank generally requires personal guarantees from the principal owners of the property. As part of the credit analysis, Coast Bank also reviews the personal financial statements of the principal owners. Approval of exceptions to policy is properly documented. Virtually all borrowers are required to forward annual corporate, partnership, and personal financial statements to comply with Coast Bank policy and enforced through the loan covenants contained in the documentation prepared for each transaction. Interest rate risks to Coast Bank are generally mitigated by using either floating interest rates or by fixing rates for a short period of time, generally three years or less. While loan amortizations may be approved for up to 300 months, each loan will usually have a maturity date of five years or less.

Residential Lending. A large portion of Coast Bank’s lending activities consists of the origination of residential construction-to-permanent loans throughout the State of Florida, which are used to finance the construction of single-family dwellings. Most of the residential construction loans are made to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. Coast Bank’s construction loans to individuals typically range in size from $100,000 to $350,000. Construction loans also are made to contractors to erect single-family dwellings for resale. At December 31, 2005, $267,000, or 0.2%, of Coast Bank’s residential construction loans have been made to contractors to erect single-family dwellings for resale.

Coast Bank finances the construction of individual, owner-occupied houses on the basis of written construction loan and underwriting management guidelines. Construction loans are structured either to be converted to permanent loans with Coast Bank at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Such construction loans on residential properties are generally made in amounts up to 80% of appraised value. Construction loans to developers generally have terms of up to 24 months. Loan proceeds on builders’ projects are disbursed in increments as construction progresses and as inspections warrant. The maximum loan amounts for construction loans are based on the lesser of the current appraisal value or the purchase price for the property.

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

In addition to the fees collected at the closing of a loan, we sell many of these loans for a gain at the completion of construction. Such brokerage arrangements permit Coast Bank to accommodate its customers’ demand while eliminating the interest rate risk for the fixed 15-to-30 year term of the loans.

Coast Bank also offers single family residential mortgage loans to its customers primarily in its local market area. Although Coast Bank offers both adjustable rate mortgages (“ARMs”) and fixed rate loans, it will generally sell fixed rate loans in the secondary market.

Further, in addition to interest earned on loans and fees generated from mortgage servicing activities, we receive loan origination fees or “points” for originating loans, which are netted with associated costs and amortized into interest income over the life of the loan. Origination fees are calculated as a percentage of the principal amount of the mortgage loan and are charged to the borrower for the creation of the loan. Loan origination fees are volatile sources of income, and are affected by the volume and types of loans and commitments made, competitive conditions in the mortgage markets, and the demand for and availability of money.

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

Fixed rate and adjustable rate mortgage loans collateralized by single family residential real estate generally have been originated in amounts of no more than 80% of appraised value. Coast Bank may, however, lend up to 95% of the value of the property collateralizing the loan, but if such loans are made in excess of 80% of the value of the property, they generally must be insured by private mortgage insurance. In the case of mortgage loans, Coast Bank procures mortgagees title insurance to protect against defects in its lien on the property that may collateralize the loan. Coast Bank requires title, fire, and extended casualty insurance to be obtained by the borrower, and, where required by applicable regulations, flood insurance. In the event that a mortgagor fails to pay premiums on fire and other hazard insurance policies, Coast Bank causes insurance to be placed on the property. Although the contractual loan payment period for single family residential real estate loans is generally for a 15-to-30 year period, such loans often remain outstanding for shorter periods than their contractual terms. Coast Bank may charge a penalty for prepayment of mortgage loans. Mortgage loans originated by Coast Bank customarily include a “due on sale” clause giving Coast Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, Coast Bank enforces due on sale clauses.

Consumer Loans. Consumer loans made by Coast Bank have included automobiles, recreational vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized), and deposit account collateralized loans. Our consumer loan portfolio consists primarily of home equity lines loans with an emphasis on variable rate lines of credit. The initial rate is determined by risk based pricing and the majority of these loans have a loan to value of less than 80%.

Other consumer loans typically have a shorter term and carry higher interest rates than that charged on other types of loans. A majority of these loans are for terms of less than 60 months and, although generally collateralized by liens on various personal assets of the borrower, may be made uncollateralized. Consumer loans, however, are subject to additional risks of collectibility when compared to traditional types of loans granted by commercial banks such as residential mortgage loans. In many instances, we have to rely on the borrower’s ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower’s ability to repay is of primary importance in the underwriting of consumer loans.

Loan Solicitation and Processing. Loan originations are derived from a number of sources. Residential loan originations related to our construction-to-permanent loans are primarily attributed to broker correspondents, and other conventional residential mortgage loans can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by Coast Bank’s loan officers, present depositors and borrowers, builders, attorneys, walk-in customers, and, in some instances, other lenders. Loan applications, whether originated through Coast Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer, commercial, and commercial real estate loan originations are generally through customer or other referrals, direct solicitation by Coast Bank’s loan officers, and through participation with other lenders. The legal lending limit of Coast Bank, as of December 31, 2005, was $10.5 million, of which no more than $6.3 million can be loaned on an unsecured basis.

Loan Approval Procedures and Authority

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

The Bank’s policies and loan approval limits are established and approved by the Board of Directors. Each individual loan officer’s loan approval limits are based on the type of loan and the collateral securing the loan. The maximum loan approval limit of any individual loan officer for a secured loan is $500,000, and the maximum loan approval limit of any individual loan officer for an unsecured loan is $250,000. A loan officer may combine loan approval limits with the next higher loan officer for a combined lending limit. The President and the senior lender may combine their loan approval limits so that the maximum loan approval limits without Board of Directors approval is $1.0 million for secured loans and $500,000 for unsecured loans. Loans over the combined loan approval limits must be presented to the Bank’s Loan committee, which is currently comprised of seven directors of the Bank and meets on such basis as is deemed necessary to promptly service loan demand. Loan approval limits are applicable to all loans and the renewals, extensions, releases of collateral, and modifications thereof. For the purpose of loan approval limits, the total of all outstanding loans, including commercial, to one borrower is considered one loan. All loans made to officers, directors, and their affiliates require the approval of the entire Board of Directors.

Employees

At December 31, 2005, the Company and Coast Bank together employed 173 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

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

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by law and regulatory policy that are designed to minimize potential loss to the depositors of such depository institutions and the FDIC insurance funds in the event the depository institution becomes in danger of default or in default. For example, under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), to avoid receivership of an insured depository institution subsidiary, a bank holding company is required to guarantee the compliance of any insured depository institution subsidiary that may become “undercapitalized” with the terms of any capital restoration plan filed by such subsidiary with its appropriate federal banking agency up to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time the institution became undercapitalized or (ii) the amount that is necessary (or would have been necessary) to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with such capital restoration plan. See “—Capital Adequacy Guidelines.”

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

In addition, Florida banking law places certain restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to the Florida Banking Code, the board of directors of state-chartered banks, after charging off bad debts, depreciation, and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semiannually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Department, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until the fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (a) its net income from the current year combined with the retained net income from the preceding two years is a loss, or (b) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Department or a federal regulatory agency. As of December 31, 2005, Coast Bank is not permitted to declare dividends.

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

The federal regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. Under these regulations, a bank will be considered:

•	“Well capitalized” if it has (a) a total risk-based capital ratio of 10% or greater, (b) a Tier 1 risk-based capital ratio of 6% or greater, (c) a leverage ratio of 5% or greater, and (d) is not subject to any order or written directive to meet and maintain a specific capital level for any capital measure;

•	“Adequately capitalized” if it has (a) a total risk-based capital ratio of 8% or greater, (b) a Tier 1 risk-based capital ratio of 4% of greater, and (c) a leverage ratio of 4% or greater (or 3% or greater in the case of a bank with a composite CAMEL rating of 1);

•	“Undercapitalized” if it has (a) a total risk-based capital ratio of less than 8%, (b) a Tier 1 risk-based capital ratio of less than 4%, or (c) a leverage ratio of less than 4% (or 3% in the case of a bank with a composite CAMEL rating of 1);

•	“Significantly undercapitalized” if the bank has (a) a total risk-based capital ratio of less than 6%, or (b) a Tier 1 risk-based capital ratio of less than 3%, or (c) a leverage ratio of less than 3%; and

•	“Critically undercapitalized” if the bank has a ratio of tangible equity to total assets equal to or less than 2%.

Under certain circumstances, a depository institution’s primary federal regulatory agency may use its authority to reclassify a “well classified” bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and to not have corrected the deficiency. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. Generally, failing to maintain the status of a “well capitalized” or “adequately capitalized” depository institution subjects the institution to restrictions and limitations on its business that become progressively more severe as capital levels decrease. At December 31, 2005, Coast Bank met the definition of a “well capitalized” institution.

A bank is prohibited from making any capital distribution (including the payment of a dividend) or paying a management fee to its holding company if the bank would thereafter be “undercapitalized”. Limitations exist for “undercapitalized” depository institutions regarding, among other things, asset growth, acquisitions, branching, new lines of business, acceptance of broker deposits and borrowings from the Federal Reserve System. These institutions also are required to submit a capital instruction plan that includes a guarantee from the institution’s holding company. “Significantly undercapitalized” depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient quantity of voting stock to become “adequately capitalized,” requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. The appointment of a receiver or conservator may be required for “critically undercapitalized” institutions.

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

Brokered Deposits

Only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval. Under implementing regulations, “well capitalized” banks may accept brokered deposits without restriction, “adequately capitalized” banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while “undercapitalized” banks may not accept brokered deposits. At December 31, 2005, we did not have any brokered deposits.

Customer Protection

Coast Bank also is subject to various consumer laws and regulations intended to protect customers in transactions with depository institutions, as well as other laws and regulations affecting customers of financial institutions generally. The banking regulatory authorities have increased their attention in recent years to compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. In addition to CRA, Coast Bank is subject to many other federal consumer protection statutes and regulations, some of which are discussed below.

Equal Credit Opportunity Act. The Equal Credit Opportunity Act generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

Truth in Lending Act. The Truth in Lending Act (“TILA”) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

Fair Housing Act. The Fair Housing Act (“FHA”) regulates many practices, and makes it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be illegal under the FHA, including some practices that are not specifically mentioned in the FHA.

Home Mortgage Disclosure Act. The Home Mortgage Disclosure Act (“HMDA”) grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that is intended to help to show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. Beginning with data reported for 2004, the amount of information that financial institutions collect and disclose concerning applicants and borrowers has expanded, which is expected to increase the attention that HMDA data receives from state and federal banking supervisory authorities, community-oriented organizations and the general public.

Real Estate Settlement Practices Act. The Real Estate Settlement Procedures Act (“RESPA”) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks and fee-splitting without providing settlement services.

Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with these laws generally, the Company and Coast Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

FDIC Insurance Premiums

Coast Bank is required to pay semiannual FDIC deposit insurance assessments. Under the FDIC’s risk-based insurance system, BIF-insured institutions are currently assessed premiums of between zero and $0.27 per $100 of insured deposits, depending on the institution’s capital position and other supervisory factors. Each financial institution is assigned to one of three capital groups—well capitalized, adequately capitalized or undercapitalized—and further assigned to one of three subgroups—within a capital group, on the basis of supervisory evaluations by the institution’s primary federal and, if applicable, state supervisors and other information relevant to the institution’s financial condition and the risk posed to the applicable FDIC deposit insurance fund. The actual assessment rate applicable to a particular institution (and any applicable refund) will, therefore, depend in part upon the risk assessment classification so assigned to the institution by the FDIC.

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

In addition, the GLB Act imposes regulations on financial institutions with respect to customer privacy. The GLB Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to provide written disclosure of their privacy policies to customers at the time the banking relationship is formed and annually thereafter. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the GLB Act. The privacy provisions became effective in July 2001.

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

Anti-Money Laundering and Anti-Terrorism Legislation

Congress enacted the Bank Secrecy Act of 1970 (the “BSA”) to require financial institutions, including the Company and Coast Bank, to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things, (a) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.

The USA Patriot Act of 2001 (the “USA Patriot Act”) is intended to strengthen the ability of U.S. law enforcement agencies and the intelligence communities to work cohesively to combat terrorism on a variety of fronts. The USA Patriot Act amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Under the USA Patriot Act, FDIC insured banks and commercial banks are required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires banks to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts. Among other things, the USA Patriot Act requires all financial institutions, including the Company and Coast Bank to institute and maintain a risk-based anti-money laundering compliance program that includes a customer identification program, provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the GLB Act, prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and imposes additional record keeping requirements for certain correspondent banking arrangements. The USA Patriot Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. The Company and Coast Bank have adopted policies, procedures and controls to comply with the BSA and the USA Patriot Act, and they engage in very few transactions of any kind with foreign financial institutions or foreign persons.

The Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions, including the Company and Coast Bank, must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, the Company and Coast Bank restrict transactions with certain targeted countries except as permitted by OFAC.

Check 21

The Check Clearing for the 21st Century Act, also known as Check 21, which became effective on October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•	requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

This legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the opportunities presented by Check 21.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting, and reporting measures for companies who have shares registered under the Securities Exchange Act of 1934 which are designed to ensure that the stockholders of corporate America are treated fairly and have full and accurate information about the public companies in which they invest. All public companies, including companies that file periodic reports with the SEC, are affected by the Sarbanes-Oxley Act.

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

Statistical Disclosures Required by Industry Guide 3

The statistical information contained in Item 7 of this Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

An investment in our common shares involves certain risks. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, and the market price for our shares could decline. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Risks Related to Our Business

We may not be able to grow at the rate we have during the past two fiscal years, and we may not be able to expand our banking franchise throughout the greater Tampa Bay region in a profitable and timely manner.

We have grown rapidly in terms of branch expansion, total assets, net loans, and deposits, particularly since February 2004. We may not be able to continue to grow at the same rate that we have grown during the past two fiscal years. In addition, our strategy calls for continued expansion and the opening of additional branches throughout the greater Tampa Bay region during the next few years. Our branch expansion strategy entails certain established risks, including:

•	the inability to identify and obtain attractive new locations throughout the greater Tampa Bay region at a reasonable cost;

•	the inability to obtain required regulatory approvals;

•	the risk that new branches do not become profitable in the time period that we project, if at all; and

•	the inability to secure the services of qualified senior management.

Although our goal is to continue to expand our branch network in the greater Tampa Bay region over the next few years, we may not be able to maintain our expansion goals. Further, we can provide no assurance that we will be able to overcome these risks or any other problems encountered in executing our branch expansion strategy.

Our success will be dependent on our ability to profitably manage our growth.

We expect to continue to expand our franchise through branch expansion. Our ability to manage our growth successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms. Although we have been able to achieve significant and rapid growth, our expansion strategy could have an adverse impact on our profitability in the short term due to the operating and other noninterest expenses associated with growth and branching. The opening of new branches requires an investment of funds that will not generate profits for a period of time, if at all. Furthermore, our newly opened branches have historically tended to initially attract significantly more time deposits than core deposits resulting in a higher cost of funds which adversely affect net interest margins. If we are unable to improve the composition of our deposit base at our expansion branches, our net interest margins and, ultimately, our profitability may be adversely affected. In December 2005, Coast Bank began taking possession of the Acquired Branches and we anticipate opening all eight Acquired Branches after renovations in 2006. Additionally, we also expect to open four de novo branches in 2006, three in Pinellas County and one in Manatee County.

We may have difficulty managing our growth, which may divert resources and limit our ability to successfully expand our operations.

Our rapid growth may place significant demands on our operations and management. Our future success will depend on the ability of our officers and other key employees to continue to implement and improve our operational, credit, financial, management, and other internal risk controls and processes, along with our reporting systems and procedures, as the number of client relationships continue to expand. We may not successfully implement improvements to our management information and control systems and control procedures and processes in an efficient or timely manner and we may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with new branches. Our growth strategy may require us to incur additional expenditures to expand our administrative and operational infrastructure. If we are unable to manage future expansion in our operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could adversely affect our business. We cannot assure you that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels, expanding our asset base to a targeted size, and managing the costs and implementation risks associated with our growth strategy. We also cannot provide you with any assurance that our further expansion will be profitable, that we will be able to maintain our historical rate of growth, or any growth, that we will be able to maintain capital sufficient to support our continued growth, or that we will be able to adequately and profitably manage that growth.

Although we have generally expanded through the opening of a limited number of branches each year, we successfully bid for the right to lease the eight Acquired Branches located in the greater Tampa Bay region that were made available as a result of certain bank consolidations. As a result of this opportunity and our previously planned branch expansion for the ensuing year, we anticipate opening 12 new branches in 2006 which will double the number of our branches. The success of our 2006 expansion plans will depend on our ability to manage such rapid growth. In this regard, the acquisition and establishment of these branches, as well as geographic expansion, involve numerous risks, including among others, the time and cost to integrate the new operations and employees, unanticipated costs and delays, adverse short-term effects on operating results, the potential strain on our infrastructure, staff, internal controls and management, the failure of the acquisition or branching opportunity to meet growth and profitability expectations, risks associated with unanticipated problems or legal liabilities, potential tax and accounting issues, dependence on retaining, hiring, and training key personnel, and the diversion of management’s time and attention away from our core operations. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with our expansion and growth strategy.

Our growth strategy may require us to raise additional capital in the future and such capital may not be available when needed or at all.

We anticipate that our capital resources following our offering in October 2005 will satisfy our capital requirements for the foreseeable future. However, we may need to raise additional capital in the future to support our continued growth. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and on our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. If we are unable to raise additional capital on acceptable terms when needed, our ability to further expand our operations through internal growth or acquisitions could be limited.

Rapid and significant changes in market interest rates may adversely affect our performance.

Most of our assets and liabilities are monetary in nature and subject us to significant risks from changes in interest rates. Our profitability depends to a large extent on our net interest income, and changes in interest rates can impact our net interest income as well as the valuation of our assets and liabilities.

Our current one-year gap position is slightly negative and as a result net interest income will be adversely affected if market interest rates rapidly and significantly change such that the interest we pay on deposits and borrowings increases faster than the interest earned on loans and investments. Accordingly, like most financial institutions, our results of operations are significantly affected by changes in interest rates and our ability to manage interest rate risks. Changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, can affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income, or a decrease in our interest rate spread.

In the current interest rate environment, short-term rates have escalated while long-term rates have stayed low causing a flattening of the yield curve. This flattening of the yield curve is making it more difficult to earn the traditional spreads that we are accustomed to earning. As a result, our margin has contracted, which affects the overall profitability of the Bank.

Our net interest margin depends on many factors that are partly or completely out of our control, including competition, federal economic monetary and fiscal policies, and general economic conditions. While we intend to continually take measures to mitigate the impact of changes in market interest rates, we cannot assure you that we will be successful. Despite our strategies to manage interest rate risks, changes in interest rates can still have a material adverse impact on our profitability.

If we experience greater loan losses than anticipated, our earnings and our ability to fund our growth strategy may be adversely affected.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of individuals and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets. Among loans of particular significance are those under-performing, under-collateralized, or high risk loans originated prior to February 2004 identified as part of our 2004 asset quality initiative to reduce the balances of loans that we determined had an unsatisfactory level of risk. At February 28, 2004, the composition of those loans was approximately $17.8 million of indirect automobile loans and $8.4 million of commercial loans. Although we have implemented a strategy to exit or restructure such lending relationships and have significantly reduced the amount outstanding, primarily due to such loans we increased our loan loss provision by $1.3 million in the second quarter of 2005, including those loans which resulted in a charge-off of $1.1 million. Of the $6.4 million in such loans currently existing, $3.9 million are indirect automobile loans, $2.0 million are non-classified commercial loans, and $500,000 are classified commercial loans. If we experience greater nonpayment levels than anticipated, our earnings and overall financial condition, as well as the value of our common shares, could be adversely affected.

We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential loan losses based on a number of factors. If our assumptions or judgments are wrong, our allowance for loan losses may not be sufficient to cover our actual loan losses. Accordingly, we cannot assure you that our monitoring, procedures, and policies will reduce certain lending risks or that our allowance for loan losses will be adequate to cover actual losses. Further, we may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, or as a result of any deterioration in the quality of our loan portfolio. The actual amount of future provisions for loan losses cannot be determined at this time and may exceed the amounts of past provisions. Material additions to our allowance for loan losses would decrease our net earnings and could adversely affect our capital, which would limit our growth. A significant reduction in earnings could have an adverse effect on the market price for our common shares. We cannot give you assurance that such amount will be sufficient to cover our actual losses and in the future we may need to further increase our allowance.

Our construction-to-permanent residential loans are subject to additional risks.

Our mortgage banking department originates a significant volume of residential real estate loans that are comprised primarily of construction-to-permanent financing. Although such loans are originated with the intent of selling many of them in the secondary market upon conversion to “permanent” financing, these loans are subject to risks during the construction phase that are not present in standard residential mortgage loans. These risks include:

•	the viability of the contractor; and

•	the contractor’s ability to complete the project, meet deadlines and time schedules, and to stay within cost estimates.

Initially, before conversion to permanent financing, these loans are held in our construction loan portfolio. The sale of these loans in the secondary market allows us to hedge against interest rate risks related to such lending operations. The ability to sell these loans in the secondary market requires compliance with strict underwriting criteria. Currently, these loans are originated in the State of Florida. However, we anticipate expanding these lending activities into other states where we have less experience, which may entail additional risks.

Our profitability and liquidity may be affected by changes in economic conditions in the areas where our operations or loans are concentrated.

Our success will be dependent to a large extent upon the economic and population growth in the State of Florida and, in particular, in the greater Tampa Bay region or those areas where we make loans. Unlike larger banks that are more geographically diversified, we currently provide banking and financial services primarily to customers located in Manatee, Pinellas, and Sarasota counties, Florida. In addition, we currently make construction-to-permanent loans throughout the State of Florida and may, in the future, expand the geographic scope of those loans. If either the population or income the growth in the greater Tampa Bay region or in our lending area is slower than projected, income levels, deposits, and housing starts could be adversely affected and could result in the curtailment of our expansion, growth, and profitability. In addition, the ability of our customers to repay their loans will be impacted by the economic conditions in those areas. If the greater Tampa Bay region or areas where we make loans experience a downturn or a recession for a prolonged period of time, we would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity, and eroding capital.

The high concentration of commercial and residential real estate loans exposes us to increased lending risks in the event of a downturn in real estate market.

A significant portion of our loan portfolio is dependent on real estate. As of December 31, 2005, our loan portfolio included $225.4 in residential real estate and residential construction loans and $119.8 in commercial real estate loans, or 57.5% and 30.6%, respectively, of our total loan portfolio. Since our loans are collateralized primarily by real estate located in Florida, a downturn in the Florida real estate market could lead to a deterioration of our collateral and may expose us to an additional risk of loss.

Our high concentration of commercial real estate and commercial loans expose us to increased lending risks.

As of December 31, 2005, the composition of our loan portfolio was as follows:

•	commercial real estate loans of $119.8 million, or 30.6% of total loans;

•	commercial loans of $17.8 million, or 4.5% of total loans;

•	residential real estate loans of $59.4 million, or 15.1% total loans;

•	residential construction loans of $166.0 million, or 42.4% of total loans; and

•	consumer loans of $29.0 million, or 7.4% of total loans.

Commercial real estate and commercial loans, which comprise 35.1% of our total loan portfolio as of December 31, 2005, expose us to a greater risk of loss than our residential real estate, residential construction, and consumer loans, which comprise 64.9% of our total loan portfolio as of December 31, 2005. Commercial real estate loans and commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial real estate or commercial loan or one credit relationship may expose us to a significantly greater risk of loss compared to an adverse development with respect to one residential real estate, residential construction, or consumer loan.

Hurricanes could cause a disruption in our operations which could have an adverse impact on the results of operations.

Our operations are located on the gulf coast of central Florida, a region which is susceptible to hurricanes. Such weather events can cause disruption to our operations and could have a material adverse effect on our overall results of operations. During 2004 and 2005, four and two major hurricanes, respectively, hit the State of Florida. We maintain hurricane insurance, but some risks may not be adequately insured. Further, a hurricane in any of our market areas could adversely impact the ability of borrowers to timely repay their loans and may adversely impact the value of any collateral held by us.

We will be subject to new internal control reporting requirements that will increase our compliance costs and failure to timely comply could adversely affect our reputation and the value of our common shares.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the Securities and Exchange Commission (“SEC”), the Public Company Accounting Oversight Board (“PCAOB”), and the National Association of Securities Dealers. In particular, under current rules and regulations we will be required to include management and auditor reports on internal controls as part of our annual report for the year ending December 31, 2006 pursuant to Section 404 of the Sarbanes-Oxley Act. Unless these rules and regulations are revised so as to provide the Company with relief, later this year we expect to begin the process of evaluating our controls, including compliance with the SEC and PCAOB rules and guidelines on internal controls. Although we are unable to quantify the precise costs or the management commitment that will be necessary in connection therewith, we anticipate that the additional incremental costs will be between $200,000 and $250,000 for the first year of compliance and we expect to spend significant amounts of time to satisfy these rules. However, the actual cost may exceed this projection. Moreover, we may not be able to complete our assessment of our internal controls in a timely manner. Our failure to comply with these internal controls rules may materially adversely affect our reputation, or ability to obtain the necessary certifications to our financial statements, and the value of our common shares. Additionally, if we are unable to receive a favorable opinion from our accountants as to management’s assessment of the adequacy of our internal controls, we may be unable to raise additional capital.

We need to stay current on technological changes in order to compete and meet customer demands.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and may enable financial institutions to reduce costs. Our future success may depend, in part, on our ability to use technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technology improvements. Although we will continually invest in new technology, we cannot assure you that we will have sufficient resources or access to the necessary proprietary technology to remain competitive or that we will be able to successfully implement or market any new technology-driven products and services.

Risks Related to Our Industry

Industry competition may have an adverse effect on our success.

Our profitability depends on our ability to compete successfully. We operate in a highly competitive environment. Many of our competitors are larger and have greater resources than we do and have been in existence for a longer period of time. We will have to overcome historical bank-customer relationships to attract customers away from our competitors. In our market areas, we face competition from other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, and other financial intermediaries that offer similar services. Some of those competitors are subject to similar regulations but have the advantages of larger established customer bases, higher legal lending limits, extensive branch networks, numerous ATMs, greater advertising-marketing budgets, and may offer certain services that we do not currently provide. Some of our nonbank competitors are not subject to the same extensive regulations that govern the Company or the Bank and may have greater flexibility in competing for business.

We are subject to extensive governmental regulation, which could have an adverse impact on our operations.

The banking industry is extensively regulated and supervised under both federal and state law. We are subject to the regulation and supervision of the Federal Reserve Bank (“FRB”), the FDIC, and the Florida Department of Financial Services (the “Florida Department”). These regulations are intended primarily to protect depositors, the public, and the FDIC insurance funds, and not our stockholders. These regulations govern matters ranging from the regulation of certain debt obligations, changes in the control of bank holding companies and Florida state-chartered banks, and the maintenance of adequate capital to the general business operations and financial condition of the Bank, including permissible types, amounts and terms of loans and investments, to the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum interest rate that may be charged by law. We are subject to changes in federal and state banking law, as well as regulations and governmental policies, income tax laws, and accounting principles. Regulations affecting banks are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us and our subsidiary. We cannot assure you that such modifications or new laws will not adversely affect us.

Risks Related to an Investment in Our Common Shares

We do not plan to pay cash dividends on our common shares in the foreseeable future.

We do not expect to pay cash dividends on our common shares in the foreseeable future. The payment of cash dividends is subject to the discretion of our board of directors and its determination to declare such dividends, which will depend upon a number of factors, including capital requirements, regulatory limitations, restrictions on the payment of dividends by the Bank under Florida state law and regulations of the Florida Department, the results of operations and financial condition, tax considerations, and general economic conditions.

The market price of our common shares has fluctuated, and could fluctuate significantly.

The market price of our common shares has been and could be subject to wide fluctuations, including fluctuations in response to quarterly variations in our operating results, changes in earnings estimates by analysts, material announcements by us or our competitors, governmental or regulatory actions, acquisitions, the liquidity of the market of our common shares, changes in general economic and market conditions, changes in the securities markets, war and other conflicts, acts of terrorism, and other events, many of which are beyond our control. The stock market has experienced extreme price and volume fluctuations, which have affected market prices of smaller capitalization companies and have often been unrelated to the operating performance of such companies. In addition, if our operating results fall below the expectations of securities analysts and investors, the price of our common shares would likely decline, perhaps substantially.

Future issuances of additional securities could result in dilution of your ownership.

We may determine from time to time to issue additional securities to raise additional capital, support growth, or to make acquisitions. Further, we may issue stock options or other stock grants to retain and motivate our employees. These issuances of our securities will dilute the ownership interests of the investors in this offering. New investors also may have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.

Anti-takeover laws may adversely affect share value.

Certain provisions of state and federal law and our articles of incorporation may make it more difficult for someone to acquire control of us without our Board of Directors’ approval. The provisions of Florida law that may delay or block an unsolicited takeover attempt include the Florida Affiliated Transactions Statute and the Florida Control-Share Acquisition Statute. Under federal law, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including our shares. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquiror, the needs of the community, and the antitrust effects of the acquisition. There also are provisions in our articles of incorporation that may be used to delay or block a takeover attempt. Under our articles of incorporation, we may designate and issue preferred shares without further shareholder action. As a result, we could issue preferred shares with advantageous terms to a friendly purchaser willing to oppose such a takeover attempt.

As a result, these statutory provisions and provisions in our articles of incorporation could result in the Company being less attractive to a potential acquiror. These laws could result in shareholders receiving less for their shares than otherwise might be available in the event of a change of control of the Company.

The common shares are not FDIC insured.

The common shares are not savings or deposit accounts or other obligations of any bank and are not insured by the FDIC, the Bank Insurance Fund, or any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of principal.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (including the exhibits hereto) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” “objective,” “goal,” “project,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.” These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Some factors include, but are not limited to those described under “Risk Factors,” and the following:

•	general economic conditions, either nationally or in Florida, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a decreased demand for our services and products;

•	changes in the interest rate environment which could reduce our margins and increase defaults in our loan portfolio, including those described under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management,” and “—Market Risk Management;”

•	the adequacy of the allowance for loan losses and the Bank’s asset quality, including those matters described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality,” and “—Financial Condition—Classification of Assets;”

•	changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;

•	changes in political conditions or in the legislative or regulatory environment that adversely affects the businesses in which we are engaged, including the impact of any changes in laws and regulations relating to banking, securities, taxes, and insurance;

•	changes occurring in consumer spending, saving, and borrowing habits;

•	changes in trade, tax, monetary, or fiscal policies, including the interest rate policies of the FRB;

•	money market and monetary fluctuations, and changes in inflation and in the securities markets;

•	changes in the Company’s organizational structure and in its compensation and benefit plans, including those necessitated by pressures in the labor market for attracting and retaining qualified personnel;

•	unanticipated litigation, regulatory, or other judicial proceedings;

•	the success of the Company at managing the risks involved in the foregoing; and

•	other risks which may be described in our future filings with the SEC under the Securities Exchange Act of 1934.

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. Such forward-looking statements speak only to the date that such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect these statements other than material changes to such information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The executive and administrative offices of the Company and Coast Bank currently are located at 1301 Sixth Avenue West, Suite 300, Bradenton, Florida 34205 (the “Downtown Building”). This six-story building located in downtown Bradenton consists of approximately 66,000 square feet. We opened a 1,523 square foot branch office in this building in May 2004 and completed the relocation of our administrative offices and operations center to this building in May 2005. The Company and Bank use approximately 25,000 square feet of this building and the remainder has been, or is available for, lease by third parties.

In 2002, Coast Bank acquired an additional administrative office at 6205 Cortez Road West, Bradenton, Florida 34210 (“Operations Center”) to support its growth. In connection with the relocation of the administrative offices and operations center to the Downtown Building, the Company leased 4,500 square feet of the Operations Center to a third party and granted an option to purchase the Operations Center to a third party for $1.75 million. On February 22, 2006, this option was exercised and on March 16, 2006, the sale was completed. In connection with the sale of the Operations Center, Coast Bank entered into a lease with such third party to continue to occupy the 5,500 square feet which currently houses our residential lending operations. The annual base rent under this lease is $93,500. This lease expires on March 31, 2007.

We have 12 branch locations, as set forth below:

Branch Location	Approximate Square Feet	Opened	Ownership
2412 Cortez Road West Bradenton, Florida	7,900	2000	(1)

7051 Manatee Avenue Bradenton, Florida	6,000	2002	Fee Simple

5390 Gulf of Mexico Drive Longboat Key, Florida	2,150	2002	Lease (2)

995 N. Haben Blvd. Palmetto, Florida	3,000	2003	Fee Simple

9819 Cortez Road West Bradenton, Florida	3,000	2004	Fee Simple

415 – 53rd Avenue Bradenton, Florida	2,500	2004	Fee Simple

Downtown Building Branch (3) 1301 Sixth Avenue West Bradenton, Florida	1,523	2004	Fee Simple

111 Second Avenue NE St. Petersburg, Florida	5,600	2005	Lease (4)

6850 Central Avenue St. Petersburg, Florida	4,000	2005	Lease (5)

5825 – 54th Avenue North Kenneth City, Florida	3,200	2005	Fee Simple

13700 Park Blvd. Seminole, Florida	3,200	2005	Fee Simple

3005 – 53rd Avenue East Bradenton, Florida	2,500	2005	Fee Simple

(1)	The Bank owns the building, but occupies the land pursuant to a 99 year lease. Under this lease, our annual rent is $15,183.
(2)	The Longboat Key branch is subject to a five-year lease which was assumed by Coast Bank. Under this lease our annual base rent is $72,072. This lease expires on August 31, 2008 and may be renewed for two additional five-year terms.

(3)	This branch is located at the Downtown Building where we also maintain our administrative and executive offices.
(4)	The St. Petersburg branch is subject to a 10-year lease. Under this lease, the annual base rent is $70,188. This lease expires on December 31, 2014 and may be renewed for three five-year terms.
(5)	The Central Avenue branch is subject to a 6-year lease. Under this lease, the annual base rent is $52,500. This lease expires on June 26, 2011.

In addition to the above branches, we have identified the following 12 locations as future branch offices:

Proposed Branch Location	Approximate Square Feet	Ownership	Annual Base Rental
3024 Enterprise Road East Clearwater, Florida	3,606	Lease (1)	$102,800

1825 Sunset Point Road Clearwater, Florida	4,600	Lease (2)	$80,500

8200 Tuttle Road #5 Sarasota, Florida	3,500	Fee Simple (3)	NA

2046 Bayshore Blvd. Dunedin, Florida	3,200	Fee Simple (4)	NA

110 W. Bloomingdale Avenue Brandon, Florida	2,203	Lease (5)	$80,000

510 Oakfield Drive Brandon, Florida	2,954	Lease (5)	$100,000

21708 State Road 54 Lutz, Florida	5,000	Lease (5)	$150,000

13175 Walshingham Road Largo, Florida	6,572	Lease (5)	$160,000

6108 N. Road 98 Lakeland, Florida	3,475	Lease (5)	$105,000

7600 U.S. Hwy 19 North Pinellas Park, Florida	2,105	Lease (5)	$120,000

4601 Manatee Avenue West Bradenton, FL	3,000	Lease (5)	$120,000

4400 S. Florida Avenue Lakeland, Florida	7,300	Lease (5)	$185,000

(1)	The Enterprise Road lease is for a ten-year term with two 10-year options to renew. Under this leave our annual base rent is estimated to be $102,800.
(2)	The Sunset Point Road lease is for a ten-year term with three 3-year options to renew. Under this lease our annual base rent is estimated to be $80,500.
(3)	The purchase price for the property was $873,742.
(4)	The purchase price for the property was $850,000.
(5)	Each of these properties will be leased from AFRT. We will pay all the occupancy expenses associated with each lease. In addition to annual base rent and occupancy expenses, we also will be required to pay an annual management fee equal to 3% of the then-annual base rent. The annual base rent shall increase annually an amount equal to the greater of 3% or the CPI increase. Each lease has a term of 15 years with three five-year options to renew.

It is anticipated that all of these locations will be opened as branch offices of Coast Bank in 2006.

ITEM 3.	LEGAL PROCEEDINGS

The Company and Coast Bank are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business, such as claims to enforce liens, foreclose on loan defaults, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any proceeding threatened or pending against the Company or Coast Bank which, if determined adversely, would have a material effect on the business, results of operations, cash flows, or financial position of the Company or Coast Bank.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s security-holders during the fourth quarter of its fiscal year ended December 31, 2005.

ITEM 4A. EXECUTIVE	OFFICERS OF THE REGISTRANT

The name, age, and position of each executive officer of the Company and the Bank are set forth below, together with such officer’s business experience during the past five years.

Name	Age	Position with the Company or Coast Bank
Brian P. Peters	43	President and Chief Executive Officer of the Company and Coast Bank
Philip W. Coon	52	Executive Vice President/Residential Lending Manager of Coast Bank
James V. Dugger	46	Executive Vice President/Consumer Lending Manager of Coast Bank
Jordan L. German	47	Executive Vice President/Commercial Lending Manager of Coast Bank
Brian F. Grimes	43	Executive Vice President and Chief Financial Officer of the Company and Coast Bank and Secretary of the Company
Anne V. Lee	47	Executive Vice President/Retail Banking Manager of Coast Bank

Executive Officers

The executive officers of the Company and Coast Bank and their offices with the Company and Coast Bank are set forth below. Officers are elected annually by the respective Boards of Directors of the Company and Coast Bank to hold office until the earlier of their death, resignation, or removal.

Brian P. Peters has been President, Chief Executive Officer and a director of the Company and Coast Bank since February 2004. From the Company’s inception to February 2004, Mr. Peters served as the Company’s Chief Financial Officer and Executive Vice President. Mr. Peters served as Coast Bank’s President and Chief Operating Officer from December 2003 to February 2004 and Coast Bank’s Executive Vice President and Chief Financial Officer from June 2002 until December 2003. From 1997 to 2002, Mr. Peters served as Senior Vice President and Controller for Republic Bank, St. Petersburg, Florida and from 1995 to 1997 he served as Chief Financial Officer of American Bancshares, Inc., Bradenton, Florida and American Bank, its wholly-owned subsidiary. Mr. Peters received his MBA from Regis University, Denver, Colorado and his B.A. from Eckerd College, St. Petersburg, Florida. Mr. Peters has in excess of 20 years experience in banking.

Philip W. Coon has served as Coast Bank’s Executive Vice President/Residential Lending Manager since April 2000. In this role, Mr. Coon is responsible for residential real estate lending. Prior to joining Coast Bank, Mr. Coon served as the Senior Vice President for the Mortgage Banking Division of American Bank, Bradenton, Florida from April 1994 to April 2000. Mr. Coon attended Aims College and has over 26 years experience in mortgage banking.

James V. Dugger has served as Executive Vice President/Consumer Lending Manager for Coast Bank since January 2005 and as Senior Vice President/Consumer Lending Manager since July 2004. In this role, Mr. Dugger is responsible for overseeing Coast Bank’s consumer lending operations. From May 1997 to June 2004, Mr. Dugger served as Senior Vice President/Division Manager of consumer lending for Republic Bank, St. Petersburg, Florida. Mr. Dugger attended Armstrong State University and Georgia Southern University and he has in excess of 20 years experience in banking.

Jordan L. German has served as Executive Vice President/Commercial Lending Manager for Coast Bank since October 2005. In this role, Mr. German is responsible for overseeing Coast Bank’s commercial lending activities. From September 2001 to October 2005, Mr. German served as Vice President for Independent Banker’s Bank of Florida. Mr. German received his Bachelor of Science degree in Business Administration from the University of Florida and has over 26 years of commercial lending and credit policy experience.

Brian F. Grimes has served as Executive Vice President and Chief Financial Officer of the Company since February 2004, Executive Vice President and Chief Financial Officer of Coast Bank since December 2003, and Senior Vice President and Controller of Coast Bank from March 2003 to December 2003. From 1998 to 2003, Mr. Grimes served as Senior Vice President and Treasurer of Republic Bank, St. Petersburg, Florida. Mr. Grimes received his Bachelor of Science degree in Finance from the University of South Florida. Mr. Grimes has over 20 years experience in banking.

Anne V. Lee has served as Executive Vice President/Retail Banking Manager for Coast Bank since August 2003 and as Coast Bank’s Senior Vice President/Retail Banking Manager from March 2003 to August 2003. In these capacities at Coast Bank, Ms. Lee has been and is responsible for overseeing the branches and branch administration, business development, retail operations, marketing and training. Ms. Lee brings over 25 years of retail and operational banking experience to Coast Bank. From December 1997 until March 2001, Ms. Lee served as Senior Vice President, Support Services Manager for Republic Bank, St. Petersburg, Florida. Ms. Lee then joined FloridaFirst Bank in Lakeland, Florida in March 2001 as Retail Banking Service and Support Manager and continued in that position until joining Coast Bank in March 2003. Ms. Lee attended Manatee Community College and has over 26 years of banking experience.

There is no family relationship between any of directors or executive officers of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Shares

On November 5, 2003, our common shares commenced trading on the Nasdaq SmallCap Market under the symbol “CFHI” and on October 4, 2005, our common shares commenced trading on the Nasdaq National Market under the same symbol. At the close of business on February 28, 2006, there were 6,508,557 outstanding common shares which were held by approximately 1,500 shareholders of record.

The following table sets forth the high and low closing sales prices for the common shares as quoted by Nasdaq SmallCap Market and the Nasdaq National Market for the periods indicated:

	High	Low
Year Ended December 31, 2004:
First Quarter	$14.93	$13.00
Second Quarter	$15.45	$13.78
Third Quarter	$15.72	$13.95
Fourth Quarter	$17.50	$15.13

Year Ended December 31, 2005:
First Quarter	$18.90	$16.75
Second Quarter	$18.50	$16.70
Third Quarter	$17.91	$16.37
Fourth Quarter	$16.95	$15.50

Year Ended December 31, 2006:
First Quarter (through February 28, 2006)	$17.03	$16.10

The quotations in the above table prior to October 4, 2005 reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessarily represent actual transactions. On February 28, 2006, the last reported sale price of the common shares as quoted by Nasdaq National Market was $16.65 per share.

Divided Policy

Holders of the Company’s common shares are entitled to receive dividends when and if declared by its Board of Directors out of funds legally available therefore. The Company, however, has never declared any cash dividends on its common shares and does not anticipate the payment of cash dividends in the foreseeable future. We intend to retain our earnings to support the development and growth of our business and to strengthen our capital base. We may consider payment of dividends at some point in the future, but the declaration of dividends is at the discretion of the board of directors, and there is no assurance that dividends will be paid at any time.

The Company is a legal entity separate and distinct from Coast Bank and its revenues are derived principally from Coast Bank. Accordingly, our ability to pay cash dividends on the common shares in the future generally will be largely dependent on dividends that the Company receives from Coast Bank to fund such dividends. The payment of dividends by Coast Bank will depend upon its ability to pay and a number of other factors, such as capital requirements, regulatory limitations, Coast Bank’s results of operations and financial condition, tax considerations, and general economic conditions. For a discussion of the applicable federal and state regulatory requirements relating to a payment of dividends by us or by Coast Bank, see “Item 1. Business—Supervision and Regulation—Bank Regulation.”

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our consolidated financial data as of and for each of the fiscal years ended December 31, 2001 through 2005. We have derived the summary financial data as of and for the periods ended December 31, 2001 through 2005 from our audited consolidated financial statements for the respective periods. Effective April 15, 2003, the Bank became a wholly-owned subsidiary of the Company, which has no material operations other than those of the Bank. Therefore, the financial data of the Company prior to April 15, 2003 are the historical statements of the Bank.

	At and for the Years Ended December 31,
	2005	2004	2003	2002	2001
	(dollars in thousands, except per share data)
Selected Balance Sheet Data:

Total assets	$550,294	$384,623	$263,883	$175,866	$112,747
Cash and cash equivalents	48,013	7,122	7,667	8,970	9,678
Loans, net	390,867	297,725	214,240	116,203	63,670
Mortgage loans held for sale, net	—	—	—	10,888	17,580
Securities(1)	80,318	56,063	27,564	29,589	17,286
Deposits	449,457	326,289	207,740	148,165	92,539
Borrowings(2)	24,367	20,657	19,597	10,641	8,433
Shareholders’ equity	73,763	34,948	33,665	16,261	10,014

Selected Results of Operations Data:

Interest income	$25,427	$17,337	$12,141	$8,790	$6,047
Interest expense	12,275	7,382	5,644	4,601	3,652

Net interest income	13,152	9,955	6,497	4,189	2,395
Provision for loan losses	1,815	1,315	2,934	835	353

Net interest income after provision for loan losses	11,337	8,640	3,563	3,354	2,042

Noninterest income	2,353	2,945	2,563	2,342	1,163
(Recovery) impairment of security available for sale	—	—	(400)	1,191	—
Noninterest expenses	14,647	10,226	9,107	5,609	3,964

(Loss) earnings before income taxes	(957)	1,359	(2,581)	(1,104)	(759)
Income tax (benefit) provision	(342)	528	(956)	(413)	(282)

Net (loss) earnings	$(615)	$831	$(1,625)	$(691)	$(477)

Common Share Data(3):

Basic earnings (loss)	$(0.14)	$0.22	$(1.46)	$(0.66)	$(0.68)
Diluted earnings (loss)	(0.14)	0.22	(1.46)	(0.66)	(0.68)
Book value at period end	11.34	9.30	9.01	7.60	6.37

Number of Common shares outstanding	6,503,600	3,756,050	3,735,450	1,350,450	631,025
Basic weighted average shares outstanding	4,354,994	3,749,343	1,715,053	1,042,184	696,468
Diluted weighted average shares outstanding	4,354,994	3,783,661	1,715,053	1,042,184	696,468

	At and for the Years Ended December 31,
	2005	2004	2003	2002	2001
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	(0.13)%	0.25%	(0.76)%	(0.49)%	(0.57)%
Return on average equity	(1.43)	2.44	(8.70)	(5.05)	(5.88)
Net interest spread(4)	2.79	2.93	2.89	2.70	2.50
Net interest margin(5)	3.10	3.25	3.26	3.19	3.08
Average interest-earning assets to average interest-bearing liabilities	1.11	1.13	1.13	1.14	1.12
Efficiency Ratio(6)	94.46	79.27	96.10	104.12	111.41
Loans to deposits(7)	86.96	91.25	103.13	78.43	68.80

Asset Quality Ratios:
Allowance as a percentage of total loans(7)	0.80%	0.97%	1.47%	1.16%	1.01%
Allowance as a percentage of nonperforming loans(8)	238.51	200.90	299.81	453.02	5,366.67
Nonperforming assets to total assets(9)	0.24	0.38	0.42	0.25	0.13
Nonperforming loans to total loans(7)(8)	0.34	0.48	0.49	0.26	0.02
Net charge-offs to average loans	0.45	0.60	0.68	0.12	0.13

Risk Based Capital Ratios:
Tier 1 risk-based capital	20.31%	12.35%	16.54%	11.95%	11.89%
Total risk-based capital	21.20	13.43	17.79	13.03	12.72
Leverage ratio	13.77	8.99	12.99	8.82	8.84

Average equity to average assets	9.32%	10.31%	8.68%	9.75%	9.62%
Total equity to assets (period end)	13.40	9.09	12.76	9.25	8.88

(1)	Consists of investment securities available for sale and FHLB stock, at cost.
(2)	Consists of advances from the Federal Home Loan Bank, repurchase agreements, line of credit, and federal funds purchased.
(3)	In 2003, the Bank paid a dividend of $105,000 on the then-outstanding preferred shares and the Company made a cash payment of $770,125 to holders of preferred shares under the terms of a Securities Conversion Agreement whereby all outstanding preferred shares were converted into our common shares. The 2003 loss per common share is calculated after payment of the dividend and the cash to convert preferred shares.
(4)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets. Taxable equivalent.
(6)	Efficiency ratio is noninterest expense divided by the sum of net interest income on a fully taxable equivalent basis plus noninterest income.
(7)	Excludes loans held for sale.
(8)	Nonperforming loans consist of non-accrual loans and loans 90 days past due still accruing interest.
(9)	Nonperforming assets consist of nonperforming loans, foreclosed assets, and repossessions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

We are a bank holding company and our principal asset is our ownership of Coast Bank. Accordingly, our results of operations are primarily dependent on the results of the operations of Coast Bank.

Through Coast Bank, we conduct a commercial banking business, which consists of attracting deposits from the general public and applying those funds to the origination of commercial, consumer, and real estate loans (including commercial loans collateralized by real estate). We have experienced substantial growth in our loan portfolio and deposits since inception. Our profitability depends significantly on net interest income, which is the difference between interest income generated from interest-earning assets (i.e., loans and investments) less the interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate paid on these balances.

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

Our profitability also is affected by such factors as the level of noninterest income and expenses, the provision for loan losses, and the effective tax rate. Noninterest income consists primarily of service charges on deposit accounts and other fees and income from the sale of loans and investment securities. Noninterest expenses consist of compensation and benefits, occupancy related expenses, deposit insurance premiums paid to the FDIC, expenses of opening a branch office or offices, and other operating expenses.

Our total assets, on a consolidated basis, as of December 31, 2005, December 31, 2004 and December 31, 2003 were $550.3 million, $384.6 million and $263.9 million, respectively. The overall increase in our total assets from December 2004 to December 31, 2005 respectively was primarily due to an increase in net loans of $93.1 million. Similarly, the growth in our total assets for December 31, 2003 to 2004 were primarily due to increases of net loans of $83.5 million. Asset growth from December 31, 2004 to December 31, 2005 was funded by a $123.2 million increase in deposits and from December 31, 2003 to 2004 was funded by a $118.5 million increase in deposits.

Trends and Developments Impacting Our Recent Results

Certain trends emerged and developments have occurred that are important in understanding our recent results and that are potentially significant in assessing future performance.

Impact of expansion on noninterest expense. We plan to continue to open additional branches in the greater Tampa Bay region. We anticipate that our expansion activities will result in a significant increase in occupancy and equipment expense. The typical investment for us to open a leased branch office is between $250,000 and $500,000, whereas the investment to construct and furnish a new branch owned by us will be approximately $750,000, plus the cost to purchase the land on which the branch is located. Consistent with our historical growth strategy, as we open new offices and expand both within and outside our current markets, we plan to recruit seasoned relationship bankers, thereby increasing our salary expenses. Initially, this increase in salary expense is expected to be higher than the revenues to be received from the customer relationships brought to us by the new relationship bankers.

Currently, we anticipate opening 12 branches this year; eight of which are the Acquired Branches and four of which will be de novo branches located in the greater Tampa Bay region. We anticipate investing approximately $5.9 million in start-up and renovation costs to open all of these branches, as well as the hiring of approximately 60 bankers and other personnel to operate those branches. The anticipated employee costs for 2006 are approximately $2.2 million. The costs associated with our 2006 expansion activities will be funded from the proceeds from the 2005 public offering of our common shares. In addition to the start-up costs associated with the opening of new branches, we anticipate that the composition of the deposit base at each such branch initially will be comprised predominately of time deposits which will increase our overall cost of funds. As a result, it is likely that our profitability and our net interest spread and net interest margin will be adversely affected until our expansion branches become profitable and we are able to attract acceptable levels of core deposits.

Growth in our market areas. The significant population and economic growth of the greater Tampa Bay region where we conduct the majority of our operations have fueled our growth in particular. The continued population growth has resulted in an increase in the acquisition of raw land for residential and commercial development, the construction of residential communities, shopping centers and office buildings, and the development and expansion of the businesses and professions that provide essential goods and services to this expanded population.

Other noninterest expense items. With respect to our other noninterest expense items, we anticipate that we will incur additional expenses of approximately $200,000 to $250,000 for professional expenses and other costs related to compliance with the reporting requirements of the United States securities laws and the first year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Critical Accounting Policies

The Notes to Consolidated Financial Statements contain a summary of our significant accounting policies, including discussions on recently issued accounting pronouncements, whether we intend to adopt them and the related impact of their adoption. We believe that certain of these policies, along with various estimates that we are required to make in recording our financial transactions, are important in order to completely understand our financial position. In addition, these estimates require us to make complex and subjective judgments, many of which include matters with a high degree of uncertainty. The following is a discussion of these critical accounting polices and significant estimates. Additional information about these policies can be found in Note 1 to the Consolidated Financial Statements.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level management considers to be adequate to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. Credit losses are charged and recoveries are credited to the allowance. Provisions for loan losses are based on our review of the historical loan loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable credit losses. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriate allowance level consists of several key elements described below.

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

Homogenous loans, such as consumer and residential mortgage loans, are not individually reviewed by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

Historical loss rates for all loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions or loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and our internal credit review function.

Specific reserves on individual loans and historical loss rates are reviewed throughout the year and adjusted as necessary based on changing borrower and collateral conditions and actual collection and charge-off experience.

Based on the procedures discussed above, management believes that the allowance for loan losses was adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2005. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgment and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy changes, collateral values change, reserve factors change, or the nature and volume of problem loans change, we may need to adjust our provision for loan losses. Material additions to our provision for loan losses would adversely affect net earnings and capital.

Stock Based Compensation. We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees and comply with the disclosure provisions of Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net earnings or loss and net earnings or loss per common share as if we had expensed the fair value of the options.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). This Statement replaces SFAS No. 123 and APB No. 25. SFAS No. 123(R) clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for non-substantive vesting provisions, and attributing compensation cost to reporting periods. Under the provisions of SFAS No. 123(R), the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated. Effective January 1, 2006, the Company will begin expensing the fair value of unvested stock options and any future grants of stock options. Based on the amount of unvested stock options as of December 31, 2005, the Company will record compensation expense of approximately $124,000 and $36,000 in 2006 and 2007, respectively.

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses on a consolidated basis the operating results and financial condition of the Company for the fiscal years ended December 31, 2005, 2004, and 2003. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations. For purposes of this discussion, references to the Company relate to the Company and Coast Bank on a consolidated basis after April 15, 2003, and to Coast Bank prior to April 15, 2003. You should read this discussion together with your review of our consolidated financial statements and the related notes and other statistical information contained herein.

Results of Operations

Comparison of Years Ended December 31, 2005 and 2004

General. For the year ended December 31, 2005, we reported a net loss of approximately $615,000, or basic and diluted losses per share applicable to common shareholders of $0.14, as compared to net earnings of

$831,000, or basic and diluted earnings per share of $0.22 for the year ended December 31, 2004. The decrease in net earnings in 2005 compared to the same period in 2004 was attributable primarily to an increase in noninterest expenses, a decrease in noninterest income, and an increase in the provision for loan losses partially offset by an increase in net interest income. The increase in noninterest expense was primarily due to branch expansion costs and increased advertising and marketing costs and the increase in the loan loss provision was due primarily to the high risk loans identified as part of our 2004 loan review, including those which resulted in a $1.1 million charge-off in the second quarter of 2005

Our total assets at December 31, 2005 were approximately $550.3 million, an increase of $165.7 million, or approximately 43.1%, from December 31, 2004. The majority of the increase was due to an increase of net loans of $93.1 million.

Our net loans at December 31, 2005 totaled approximately $390.9 million net, or approximately 71.0% of the total assets. Of the total, portfolio loans consisted of approximately $17.8 million in commercial loans, approximately $119.8 million in commercial real estate loans, approximately $225.4 million in residential real estate loans, and approximately $29.0 million in consumer and other loans, net of deferred costs and allowance for loan losses of approximately $(1.2) million. The allowance for loan losses increased from $2.9 million at December 31, 2004 to $3.1 million at December 31, 2005. The allowance for loan losses at December 31, 2005 was 0.80% of portfolio loans.

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

Total interest income for the year ended December 31, 2005 and 2004 was approximately $25.4 million and $17.3 million, respectively, on average outstanding balances of interest-earning assets of approximately $424.7 million and $306.1 million, respectively. This increase was due primarily to a $6.6 million increase in interest generated from an $89.7 million increase in the average loan balance. The five branches opened in 2005 contributed $2.1 million in interest income for the year ended December 31, 2005.

Interest expense on interest-bearing liabilities for the year ended December 31, 2005 and 2004 was approximately $12.3 million and $7.4 million, respectively. The increase was due primarily to a $102.7 million increase in average interest bearing deposits. The average cost of our average interest-bearing liabilities increased to 3.20% in the year ended December 31, 2005, from 2.73% in the year ended December 31, 2004, due to an increase in the average cost of interest-bearing deposits from 2.83% for the year ended December 31, 2004 to 3.27% for the year ended December 31, 2005. The five branches opened in 2005 accounted for $1.2 million in interest expense for the year ended December 31, 2005.

Provision for Loan Losses. The provision for loan losses was $1.8 million for the year ended December 31, 2005 compared to $1.3 million for the year ended December 31, 2004. The loan loss provision in 2005 was substantially increased due to the charge-offs made in the second quarter of 2005 with respect to the high risk loans identified in February 2004 that we have been working to restructure or exit as part of our asset quality initiative.

At December 31, 2005 and 2004, we had total net portfolio loans of approximately $390.9 million and approximately $297.7 million, respectively. Allowance for loan losses was approximately $3.1 million and $2.9 million at December 31, 2005 and 2005, respectively, representing 0.80% and 0.97% of total net loans at the end of each period.

Noninterest Income. Noninterest income for the year ended December 31, 2005 and 2004 was approximately $2.4 million and $2.9 million, respectively. The decrease in noninterest income for the year ended December 31, 2005 primarily was primarily due to one time gains experienced in 2004 in connection with the sale of our credit card portfolio, merchant services, and mortgage loan servicing rights, which gains were partially offset by an increase from gains on the sale of loans held for sale. The increase in gain on sale of loans in 2005, when compared to the year ended December 31, 2004, was due to an increase in loans sold. In addition, other service charges and fees for the period decreased $583,000 primarily due to the discontinued merchant services.

Noninterest Expense. Noninterest expense for the year ended December 31, 2005 and 2004 was approximately $14.6 million and $10.2 million, respectively. Our most significant noninterest expenses, those related to salaries and employee benefits, were approximately 49.9% and 53.6%, respectively, of such noninterest expenses for the years ended December 31, 2005 and 2004. The increase in noninterest expense in 2005 was due primarily to salaries and employee benefits and occupancy expenses due to the opening of five branch offices, and the renovation of the Downtown Building, and the hiring of employees to support the overall growth of Coast Bank and an increase of $857,000 in advertising expenditure.

Income Taxes. The income tax benefit for the year ended December 31, 2005 was $342,000, which equates to an effective rate of 35.7%, compared to an income tax provision of $528,000, which equates to an effective rate of 38.9%, for the year ended December 31, 2004.

Comparison of Years Ended December 31, 2004 and 2003

General. For the year ended December 31, 2004, we reported net earnings of approximately $831,000, or basic and diluted earnings per share applicable to common shareholders of $0.22, as compared to a net loss of $2,500,000, or basic and diluted loss per share of $1.46 for the year ended December 31, 2003.

Our total assets at December 31, 2004 were approximately $384.6 million, an increase of $120.7 million or approximately 45.8% from December 31, 2003. The majority of the increase was due to an $83.5 million increase in net loans. Asset growth was funded by a $118.5 million increase in deposits.

Our net loans at December 31, 2004 totaled approximately $297.7 million net, or approximately 77.4% of the total assets. Of the total, portfolio loans consisted of approximately $32.0 million in commercial loans, approximately $100.0 million in commercial real estate loans, approximately $136.9 million in residential real estate loans, and approximately $29.6 million in consumer and other loans, net of deferred costs and allowance for loan losses of approximately $(0.8) million. The allowance for loan losses decreased from $3.2 million at December 31, 2003 to $2.9 million at December 31, 2004. The allowance for loan losses at December 31, 2004 was 0.97% of portfolio loans.

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

Interest expense on interest-bearing liabilities for the year ended December 31, 2004 and 2003 was approximately $7.4 million and $5.6 million, respectively. The increase was due primarily to an $88.8 million increase in average interest-bearing deposits which more than offset the effects of lower market interest rates. The average cost of our average interest-bearing liabilities decreased to 2.73% in the year ended December 31, 2004, from 3.19% in the year ended December 31, 2003, which is the result of an improvement in our core deposits and the lower rates paid on deposit accounts.

Provision for Loan Losses. The provision for loan losses was $1.3 million for the year ended December 31, 2004 compared to $2.9 million for the year ended December 31, 2003. The loan loss provision in 2003 was substantially increased due to a comprehensive loan review in 2003 of all commercial loans greater than $100,000 that were not secured by real estate. As a result of this comprehensive loan review, a number of loans were kept on the watch list and the reserve allocated was increased based on factors then-affecting applicable credits. In addition, some loans not on the watch list were downgraded and their respective reserve allocation increased by an applicable amount. Further, in 2003 we had problem loans with two lending relationships totaling approximately $780,000. In 2004, however, neither of these circumstances existed and we decreased our provision for loan losses.

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

Income Taxes. The income tax provision for the year ended December 31, 2004 was $528,000, which equates to an effective rate of 38.9%, compared to an income tax benefit of $956,000, which equates to an effective rate of 37.1%, for the year ended December 31, 2003.

Comparative Average Balances, Interest, and Average Yields

Average Balances and Average Rates. The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	For the Year Ended December 31,
	2005			2004			2003
	Average Balance(1)	Interest Income/ Expense	Yield/ Rate	Average Balance(1)	Interest Income/ Expense	Yield/ Rate	Average Balance(1)	Interest Income/ Expense	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans(2)	$350,397	$22,717	6.48%	$260,739	$16,142	6.19%	$165,316	$11,126	6.73%
Investment securities(3)	63,205	2,281	3.61	40,644	1,145	2.82	28,282	954	3.37
Other interest-earning assets	11,104	429	3.86	4,668	50	1.07	6,003	61	1.02

Total interest-earning assets/interest income/average rates earned	424,706	25,427	5.99	306,051	17,337	5.66	199,601	12,141	6.08

Total noninterest bearing assets:
Total noninterest bearing assets	35,726			24,002			15,591

Total assets	$460,432			$330,053			$215,192

Interest-bearing liabilities:
NOW	$18,062	$83	0.46%	$11,581	$39	0.34%	$8,924	$56	0.63%
Money market	67,049	1,636	2.44	63,739	1,236	1.94	30,209	502	1.66
Savings	4,414	23	0.52	3,392	18	0.53	2,140	17	0.79
Time	261,332	9,720	3.72	169,467	5,724	3.38	118,073	4,709	3.99

Total interest-bearing deposits	350,857	11,462	3.27	248,179	7,017	2.83	159,346	5,284	3.32

Other borrowings	32,170	813	2.53	21,746	365	1.68	17,579	360	2.05

Total interest-bearing liabilities/ interest expense/average rate paid	383,027	12,275	3.20	269,925	7,382	2.73	176,925	5,644	3.19

Total noninterest bearing liabilities	34,483			26,096			19,590

Total liabilities	417,510			296,021			196,515

Stockholders’ equity	42,922			34,032			18,677

Total liabilities and stockholders’ equity	$460,432			$330,053			$215,192

Net interest income		$13,152			$9,955			$6,497

Interest rate spread			2.79%			2.93%			2.89%

Net interest margin(4)			3.10%			3.25%			3.26%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11			1.13			1.13

(1)	Average balance represents the average daily balance for the years ended December 31, 2005, 2004, and 2003.
(2)	Nonaccruing loans are included in computation of average balance.
(3)	Taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(4)	Net interest margin is the net interest income dividend by average interest earning assets.

Rate/Volume Analysis

The following table sets forth the effect on interest income, interest expense, and net interest income for the years ended December 31, 2005, 2004, and 2003, of changes in average balance and rate.

Rate/Volume Interest Analysis

	Year Ended December 31,
	2005 Compared to 2004				2004 Compared to 2003
	Rate	Volume	Rate/ Volume	Total Change	Rate	Volume	Rate/ Volume	Total Change
	(Dollars in Thousands)
Interest earning assets
Loans	$756	$5,550	$269	$6,575	$(892)	$6,423	$(515)	$5,016
Investment securities	321	636	179	1,136	(157)	417	(69)	191
Other interest-earning assets	130	69	180	379	3	(13)	(1)	(11)

Total interest income	$1,207	$6,255	$628	$8,090	$(1,046)	$6,827	$(585)	$5,196

Interest bearing liabilities
NOW	$14	$22	$8	$44	$(26)	$17	$(8)	$(17)
Money market	319	64	17	400	84	556	94	734
Savings	—	5	—	5	(6)	11	(4)	1
Time	576	3,105	315	3,996	(721)	2,050	(314)	1,015

Total interest on deposits	909	3,196	340	4,445	(669)	2,634	(232)	1,733
Other borrowings	185	175	88	448	(65)	85	(15)	5

Total interest expense	$1,094	$3,371	$428	$4,893	$(734)	$2,719	$(247)	$1,738

Change in net interest income	$113	$2,884	$200	$3,197	$(312)	$4,108	$(338)	$3,458

Asset Quality

Management seeks to maintain a level of high quality assets through conservative underwriting and sound lending practices. In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending and additional precautions have been taken when such loans are made in order to reduce our risk of loss.

As a newly formed banking institution, our loans are relatively unseasoned and the make-up of the loan portfolio is subject to monthly fluctuations. As of December 31, 2005, 2004, and 2003, approximately 88.1%, 79.4%, and 69.0%, respectively, of our loan portfolio was collateralized by first liens on owner-occupied residential loans, construction loans, land loans, and all other commercial real estate, all of which have historically been a relatively low credit risk.

Generally, construction loans present a higher degree of risk to a lender compared to conventional residential mortgage loans depending upon, among other things, whether the borrower has permanent financing at the end of the loan period, whether the project is an income producing transaction in the interim, and the nature of changing economic conditions including changing interest rates. Loans outside our local market area also entail risks. We attempt to mitigate these risks by engaging reputable broker correspondents.

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

Consumer loans are primarily fixed rate products, and, as a result, they have interest rate risk when market rates increase. These loans also have credit risk with minimal security. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals known in its market area. In addition to maintaining high quality assets, management also limits Coast Bank’s risk exposure to any one borrower or borrowers with similar or related entities.

Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. On a routine basis we evaluate these concentrations for purposes of policing these concentrations and to make necessary adjustments in our lending practices that most clearly reflect the economic times, loan to deposit ratios, and industry trends. At December 31, 2005 total loans to any particular group of customers engaged in similar activities or having similar economic characteristics did not exceed 10% of total loans.

The Board of Directors of Coast Bank concentrates its efforts and resources, and that of our senior management and lending officials, on loan review and underwriting procedures. In addition, we have retained the services of Stogniew & Associates, independent consultants, to perform loan documentation and compliance reviews three times per year, as well as deposit and operations compliance reviews. As part of this process, our loans are reviewed to assess the adequacy of our internal loan (credit risk) grading system and to alert management with respect to any potential problems that may require remedial action. Senior loan officers also have established a review process with the objective of quickly identifying, evaluating, and initiating necessary corrective action for substandard loans.

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

At December 31, 2005 we had $1.3 million of loans on non-accrual status, no loans past due 90 days or more still accruing interest, and no foreclosed real estate.

Financial Condition

Lending Activities

General. Coast Bank’s loan portfolio consists of commercial loans, commercial real estate loans, residential construction loans, residential mortgage loans, and consumer loans (primarily home equity loans and advances). Most of the borrowers are located in the county where our branches are located or in the surrounding counties. Our residential construction loan program, however, has borrowers throughout the state of Florida.

Coast Bank’s loans are subject to state and federal laws and regulation. Interest rates charged by us on loans are affected by the Bank’s current asset/liability strategy, the demand for various types of loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax polices and governmental budgetary matters.

Loan Portfolio Composition. The following table summarizes the composition of Coast Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Type of Loan:
Commercial	$17,831	4.5%	$32,020	10.7%	$30,321	14.0%	$23,829	20.4%	$16,678	26.1%
Commercial real estate	119,814	30.6	99,955	33.5	55,506	25.7	21,827	18.7	11,038	17.3
Consumer	29,048	7.4	29,640	9.9	36,687	17.0	29,801	25.5	19,380	30.3
Residential real estate(1)	59,366	15.1	47,157	15.8	43,746	20.3	14,780	12.6	6,011	9.4
Residential construction	166,020	42.4	89,716	30.1	49,635	23.0	26,640	22.8	10,834	16.9

Total loans	392,079	100.0%	298,488	100.0%	215,895	100.0%	116,877	100.0%	63,941	100.0%

Add (Deduct):
Deferred loan costs, net	1,934		2,138		1,508		676		373
Allowance for loan losses	(3,146)		(2,901)		(3,163)		(1,350)		(644)

Total loans, net	$390,867		$297,725		$214,240		$116,203		$63,670

(1)	Excludes approximately $0, $0, $0, $10.9, and $17.6 million in mortgage loans held for sale as of December 31, 2005, 2004, 2003, 2002, and 2001.

Loan Maturity Schedule. The following table sets forth the maturities of loans outstanding as of December 31, 2005.

	Due in 1 Year or Less	Due After 1 Year But Before 5 Years	Due After 5 Years But Before 10 Years	Due After 10 Years	Total
	(Dollars in Thousands)
Commercial	$1,891	$11,159	$1,178	$3,603	$17,831
Commercial real estate	21,420	29,732	6,682	61,980	119,814
Consumer	976	4,821	1,696	21,555	29,048
Residential real estate	280	38	915	58,133	59,366
Residential construction	144,288	5,108	124	16,500	166,020

Total loans	$168,855	$50,858	$10,595	$161,771	$392,079

Scheduled contractual principal payments of loans do not reflect the actual lives of loans. The average life of a loan is substantially less than its contractual term because of prepayments. The average life of a loan tends to increase, however, when the current market rates for that particular type of loan are substantially higher than rates on an existing loan and, conversely, tends to decrease when rates on an existing loan are substantially higher than the current market rate for that particular type of loan. Prepayment penalties attempt to lessen the income impact of borrowers prepaying their loans by imposing fees for any early prepayment of the loan.

Sensitivity of Loans to Changes in Interest Rates. The following table sets forth as of December 31, 2005, the dollar amounts of loans due after one year which had predetermined interest rates and loans due after one year which had floating or adjustable interest rates.

	Due after December 31, 2006
	Fixed	Adjustable	Total
	(in thousands)
Commercial	$4,340	$11,600	$15,940
Commercial real estate	14,825	83,569	98,394
Consumer	6,243	21,829	28,072
Residential real estate	6,582	52,504	59,086
Residential construction	563	21,169	21,732

Total Loans	$32,553	$190,671	$223,224

Classification of Assets

Generally, interest on loans is accrued and credited to income based upon the principal balance outstanding. It is management’s policy to discontinue the accrual of interest income and classify a loan as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans will be charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans will not be returned to accrual status until principal and interest payments are brought current and future payments appear certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments received are applied to the outstanding principal balance.

In this regard, we have implemented the Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Under this standard, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. We will evaluate individual, commercial and commercial real estate loans for impairment from internally generated watch lists and other sources. Loans meeting the criteria for impairment may or may not be placed on non-accrual status, based on the loan’s current status. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

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

As of December 31, 2005, we had eight loans on a non-accrual status totaling $1.3 million, or 0.34% of total loans, and had no foreclosed real estate. In comparison, at December 31, 2004, and 2003, we had 17 and 24 loans, respectively, on non-accrual status totaling $1.4 million and $1.1 million, and had no foreclosed real estate. At December 31, 2002, we had five loans on non-accrual status totaling $55,000 and had foreclosed real estate of approximately $110,000. At December 31, 2001, we had no loans on non-accrual status and had foreclosed real estate of approximately $138,000.

For years ended December 31, 2005, 2004, 2003, 2002, and 2001, interest income on loans would have increased approximately $14,000, $42,000, $70,000, $9,000 and $1,000, respectively, if the interest on non-accrual loans had been recorded under the original terms of such loans.

At December 31, 2005, 2004, 2003, 2002, and 2001, loans past due 90 days or more still accruing interest were $0, $0, $0, $243,000, and $12,000, respectively. There were no troubled debt restructured loans at December 31, 2005, 2004, 2003, 2002, or 2001. Set forth below is a table of our non-performing assets at December 31, 2005, 2004, 2003, 2002, and 2001.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Non-performing assets:
Residential real estate	$318	$196	$540	$—	$—
Residential construction	321	648	—	—	—
Commercial real estate loans	167	370	102	—	—
Commercial loans	502	30	179	—	—
Consumer loans	11	200	234	55	—

Total nonaccrual loans	$1,319	$1,444	$1,055	$55	$—

Loans past due 90 days still accruing	—	—	—	243	12
Real estate owned, net	—	—	—	110	138
Repossessions	13	33	62	34	—

Total non-performing assets	$1,332	$1,477	$1,117	$442	$150

Total non-performing assets as a percent of total assets	0.24%	0.38%	0.42%	0.25%	0.13%

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

Management monitors our asset quality and will charge-off loans against the allowance for credit losses when appropriate or provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. Because mortgage loans held for sale, including construction-to-permanent loans, are not expected to be held in our loan portfolio and we believe our risk of loss on such loans is less than loans held in our loan portfolio, we do not maintain the 1.0% reserve on loans held for sale. As of December 31, 2005, our allowance for loan losses was approximately $3,146,000 or 0.80% of total loans as of such date. Charge-offs, net of recoveries, for the year ended December 31, 2005 were approximately $1,570,000.

The following table sets forth an analysis of Coast Bank’s allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Total loans outstanding at the end of the period(1)	$392,079	$298,488	$215,895	$116,877	$63,941

Allowance at beginning of period	$2,901	$3,163	$1,350	$644	$370

Loans charged-off during the period:
Residential real estate	—	—	(15)	—	(52)
Residential construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial	(1,525)	(1,201)	(724)	(50)	(8)
Consumer	(248)	(707)	(394)	(79)	(19)

Total loan charge-offs	(1,773)	(1,908)	(1,133)	(129)	(79)

Recoveries of loans previously charged-off:
Residential real estate	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial	141	278	—	—	—
Consumer	62	53	12	—	—

Total recoveries	203	331	12	—	—

Net loans charged-off during the period	(1,570)	(1,577)	(1,121)	(129)	(79)
Provisions charge to income for loan losses	1,815	1,315	2,934	835	353

Allowance at end of period	$3,146	$2,901	$3,163	$1,350	$644

Ratio of net charge-offs to average loans outstanding	0.45%	0.60%	0.68%	0.13%	0.13%

Allowance as a percentage of total loans(1)	0.80	0.97	1.47	1.16	1.01

Allowance as a percentage of nonperforming and nonaccrual loans	238.51	200.90	299.81	453.02	5,366.67

(1)	Excludes loans held for sale.

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

	At December 31,
	2005		2004		2003		2002		2001
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(Dollars in Thousands)
Commercial	$913	4.5%	$702	10.7%	$1,625	14.0%	$491	20.4%	$177	26.1%
Commercial real estate	1,263	30.6	1,039	33.5	597	25.7	230	18.7	76	17.3
Consumer	317	7.4	555	9.9	582	17.0	342	25.5	199	30.3
Residential real estate	217	15.1	156	15.8	164	20.3	102	12.6	68	9.4
Residential construction	436	42.4	449	30.1	195	23.0	185	22.8	124	16.9

Total allowance for loan losses	$3,146	100.0%	$2,901	100.0%	$3,163	100.0%	$1,350	100.0%	$644	100.0%

The measurement of impaired loans is based on the fair value of the loan’s collateral. The measurement of non-collateral dependent loans is based on the present value of expected future cash flows discounted at the historical effective interest rate. The components for the allowance for credit losses are as follows:

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Impaired loans	$504	$74	$192	$28	$—
Other	2,642	2,827	2,971	1,322	644

	$3,146	$2,901	$3,163	$1,350	$644

The following table sets forth the average investment in impaired loans and interest income recognized and received on impaired loans:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in Thousands)
Average investment in impaired loans	$911	$383	$103	$1	$126

Interest income recognized on impaired loans	—	—	—	—	2

Interest income received on impaired loans	—	—	—	—	2

Investment Activities

At December 31, 2005, 2004, 2003, our investment portfolio totaled $79.0 million, $55.5 million, and $27.0 million, respectively. These totals exclude Federal Home Loan Bank stock. The investment portfolio currently consists of mortgage backed securities.

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

Equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. At each of the years ended December 31, 2005, 2004, and 2003, our entire investment portfolio was classified as available for sale. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders’ equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method.

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

The following table summarizes our investment portfolio as of the dates indicated.

Investment Securities Portfolio

	At December 31,
	2005	2004	2003
	(Dollars in Thousands)
Available for Sale:
Mortgage-backed securities(1)	$79,029	$55,490	$26,972

(1)	Amortized cost of such securities (dollars in thousands) was $79,840, $55,580, and $27,465 as of December 31, 2005, 2004, and 2003, respectively.

The following table summarizes our securities by maturity and weighted average yields at December 31, 2005.

	Within One Year		After One Year But Within 5 Years		After Five Years But Within 10 years		After 10 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
At December 31, 2005:
Mortgage-backed securities	$—	—%	$1,201	3.47%	$—	—%	$77,828	4.21%	$79,029	4.20%

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

Deposit Activities. Deposits are attracted principally from within our primary market areas through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100,000 or more), and retirement savings plans. Total deposits at December 31, 2005, 2004 and 2003 were $449.5 million, $326.3 million, and $207.7 million, respectively. Coast Bank has developed consumer and commercial deposit relationships through referrals and additional contacts within our market area. As of December 31, 2005, 2004, and 2003, jumbo certificates accounted for $124.3 million, $47.3 million, and $31.1 million of our deposits, respectively. We have not aggressively attempted to obtain large denomination, high interest-bearing certificates except to address a particular funding need. Further, at December 31, 2005, we did not have any brokered deposits.

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

	At December 31,
	2005			2004			2003
	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$31,606	—%	8.3%	$23,423	—%	8.6%	$19,143	—%	10.7%
NOW accounts	18,062	0.46	4.7	11,581	0.34	4.3	8,924	0.63	5.0
Money market accounts	67,049	2.44	17.5	63,739	1.94	23.5	30,209	1.66	16.9
Regular savings	4,414	0.52	1.2	3,392	0.53	1.2	2,140	0.79	1.2
Time deposits	261,332	3.72	68.3	169,467	3.38	62.4	118,073	3.99	66.2

Total average deposits	$382,463	3.00%	100.0%	$271,602	2.59%	100.0%	$178,489	3.16%	100.0%

Certificates of Deposit. At December 31, 2005, 2004, and 2003, certificates of deposit represented approximately 74%, 62% and 68% of our total deposits, respectively. We do not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on our business. Management believes that substantially all of our depositors are residents, either full or part time, of our primary market area.

The following table summarizes the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2005.

Maturity Period	At December 31, 2005
(Dollars in Thousands)
Less than three months	$24,240
Over three months through six months	17,580
Over six months through twelve months	44,504
Over twelve months	38,017

Totals	$124,341

The following table indicates the scheduled maturities of time deposits of the Company as of December 31, 2005.

Maturity Period	At December 31, 2005
(Dollars in Thousands)
Due within one year	$220,962
Due after one year	110,558

$331,520

Deposit Flows. The following table sets forth the deposit flows of the Company during the periods indicated.

	Years Ended December 31,
	2005	2004	2003
	(Dollars in Thousands)
Net increase before interest credited	$112,020	$111,532	$54,308
Net interest credited	11,148	7,017	5,267

Net deposit increase	$123,168	$118,549	$59,575

Borrowings. To date, Coast Bank has relied on deposits, proceeds from sales of its loans and securities, repurchase agreements, and the purchase of overnight funds from correspondent banks as major sources of funding. As of December 31, 2005, Coast Bank held repurchase agreements, which are used as sweep accounts for commercial customers, of approximately $14.4 million. In the future, Coast Bank also will rely on loan repayments, loan sales, and the sale of investment securities as additional sources of funding. In addition, in the future if there are periods when the supply of funds from deposits or other sources cannot meet the demand for loans, Coast Bank has the ability to seek a portion of the needed funds through advances from the FHLB where it currently has a $93.7 million line of credit. The amounts advanced under FHLB advances, the maturity date, and the weighted-average interest rate as of December 31, 2005, 2004, and 2003 are set forth in the table below.

		At December 31,
Maturity	Interest Rate	2005	2004	2003
		(Dollars in Thousands)
Overnight	Variable	$—	$—	$5,000
2004	2.66%	—	—	1,500
2005	3.18%	—	1,000	1,000
2007	4.04%	10,000	—	—

		$10,000	$1,000	$7,500

In addition, Coast Bank also has a $4.0 million line of credit with Independent Banker’s Bank, which bears interest at prime rate minus 1%, and a $4.5 million line of credit with Compass Bank, which bears interest at the then current federal funds rate, to be used to purchase federal funds. No amounts are currently outstanding under either of these credit facilities.

Further, there were no short-term borrowings at December 31, 2005, 2004 and 2003, other than $3.8 million in federal funds purchased from a correspondent bank at December 31, 2004.

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

The management of interest rate risk is one of the most significant factors affecting our ability to achieve future earnings. The principal measure of our exposure to interest rate risk is the difference between interest rate sensitive assets and liabilities for the periods being measured, commonly referred to as the “gap” for such period. An asset or liability is considered interest rate sensitive if it will reprice or mature within the time period being analyzed. Controlling the maturity or repricing of an institution’s liabilities and assets in order to minimize interest rate risk is commonly referred to as gap management. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. When the opposite occurs, the gap is considered to be negative. During periods of increasing interest rates, a negative gap would tend to adversely affect income while a positive gap would tend to result in net interest income. During periods of decreasing interest rates, the inverse would tend to occur. If the maturities of interest rate sensitive assets and liabilities were equally flexible and moved concurrently, the impact of any material or prolonged increase or decrease in interest rates or net interest income on existing assets or liabilities would be minimal. It is common to focus on the one year gap, which is the difference between the dollar amount of assets and the dollar amount of liabilities maturing or repricing within the next 12 months.

The ALCO uses an internal model to analyze our current financial position and test different strategies prior to implementation. The system attempts to simulate Coast Bank’s asset and liability base and project future operating results under several interest rate and spread assumptions.

Under asset/liability management guidelines, it is our policy to maintain a cumulative one-year gap of no more than 15% of total assets, primarily by managing the maturity distribution of our investment portfolio and emphasizing loan originations tied to interest sensitive indices. Additionally, we have joined the FHLB to enhance our liquidity position and provide the ability to utilize fixed rate advances to improve the match between interest-earning assets and interest-bearing liabilities in certain periods. Coast Bank’s cumulative one year gap at December 31, 2005 was relatively flat and slightly negative at approximately $(591,000) (or (0.1)%, expressed as a percentage of total assets) as compared to a negative one year gap at approximately $10.5 million (or (2.7)%, expressed as a percentage of total assets) at December 31, 2004.

The following table presents our interest rate sensitive assets and liabilities at December 31, 2005 which are expected to mature or are subject to repricing in each of the time periods indicated. The table may not be indicative of our rate sensitive position at other points in time. The balances have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed rate loans are shown in the periods in which they are scheduled to be repaid. Repricing of time deposits is based on their scheduled maturities. Deposits without a stated maturity are shown as repricing based on historical repricing periods.

Interest Rate Sensitivity Analysis

As of December 31, 2005

	Term to Repricing or Maturity
	90 Days	91-180 Days	181 Days to 365 Days	Due Within 1-5 Years	Due After 5-Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$7,241	$13,916	$15,786	$41,731	$355	$79,029
Federal funds sold	22,810	—	—	—	—	22,810
Interest bearing deposits	10,022	—	—	—	—	10,022
FHLB stock	1,289	—	—	—	—	1,289

Mortgage loans:
Commercial real estate	46,861	3,159	7,955	57,905	3,934	119,814
Residential real estate	942	2,599	9,337	40,351	6,137	59,366
Residential construction	13,352	54,591	40,237	54,290	3,550	166,020
Other Loans:
Commercial	9,238	324	828	6,809	632	17,831
Consumer	22,301	719	1,115	3,543	1,370	29,048

Total loans	92,694	61,392	59,472	162,898	15,623	392,079

Total interest-earning assets	134,056	75,308	75,258	204,629	15,978	505,229

Interest-bearing liabilities:
Customer deposits:
NOW accounts	3,149	3,149	6,299	17,972	—	30,569
Money market accounts	41,378	726	1,452	5,808	—	49,364
Regular savings	588	588	1,175	2,351	—	4,702
Time deposits	61,420	48,412	111,130	110,551	7	331,520

Total customer deposits	106,535	52,875	120,056	136,682	7	416,155

Borrowings:
Repurchase agreements	1,437	1,437	2,873	8,620	—	14,367
FHLB advances	—	—	—	10,000	—	10,000

Total borrowings	1,437	1,437	2,873	18,620	—	24,367

Total interest-bearing liabilities	107,972	54,312	122,929	155,302	7	440,522

Interest sensitivity gap	$26,084	$20,996	$(47,671)	$49,327	$15,971	$64,707

Cumulative gap	$26,084	$47,080	$(591)	$48,736	$64,707

Cumulative gap as a percentage of total assets	4.7%	8.6%	(0.1)%	8.9%	11.8%

Market Risk Management

Our market risk is the risk of loss that may result from changes in market prices and rates. A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. The measurement of market risk associated with financial instruments is meaningful only when related offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Accordingly, while the ALCO relies primarily on its asset liability structure to control interest rate risk, a sudden and substantial change in interest rates may adversely impact our earnings to the extent that the interest rates of our assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The ALCO also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps”) that limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

Because gap analysis may not adequately address the interest rate risk, we also use simulation models to analyze net income sensitivity to movements in interest rates.

Economic Value of Equity. We measure the impact of market interest rate changes on the net present value of estimated cash flows from our assets, liabilities and off-balance sheet items, defined as economic value of equity, using a simulation model. This simulation model assesses the changes in the market value of interest rate sensitive financial instruments that would occur in response to an instantaneous and sustained increase or decrease (shock) in market interest rates.

At December 31, 2005, our economic value of equity exposure related to those hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shock at December 31, 2005.

Interest Rate Scenario	Economic Value	Percentage Change From Base	Percentage of Total Assets	Percentage of Equity Book Value
	(dollars in thousands)
Up 200 basis points	$72,860	(6.38)%	13.24%	98.78%
Up 100 basis points	74,937	(3.71)	13.62	101.59
BASE	77,828	—	14.15	105.51
Down 100 basis points	78,952	1.44	14.37	107.03
Down 200 basis points	80,827	3.85	14.73	109.58

The computation of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, asset prepayments and deposit decay, and should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions we may undertake in response to changes in interest rates. Actual amounts may differ from the projections set forth above should market conditions vary from the underlying assumptions.

Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2005, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net income forecasted using a rising and a falling interest rate scenario and a net interest income using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationship for each of our products. Many of our assets are floating rate loans, which are assumed to reprice immediately in proportion to a change in market rates as specified in the underlying contractual agreements. Accordingly, the simulation model uses indexes to estimate these prepayments and reinvest the proceeds at current yields. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion.

This analysis indicates the impact of changes in net interest income for the given set of rate changes and assumptions. It assumes the balance sheet remains static and that its structure does not change over the course of the year. It does not account for all factors that impact this analysis, including changes by management to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change.

Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in this analysis. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over 12 months by 200 basis points. At December 31, 2005, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change From Base
	(dollars in thousands)
Up 200 basis points	$15,191	2.09%
Up 100 basis points	15,129	1.67
BASE	14,880	—
Down 100 basis points	14,491	(2.61)
Down 200 basis points	13,885	(6.69)

Off-Balance Sheet Arrangements and Other Contractual Obligations

Through the normal course of business, the Company enters into certain contractual obligations and other commitments. These obligations generally relate to leases for premises and equipment. In addition, the Company, as a financial institution, enters into off-balance sheet agreements, including commitments to extend credit and stand-by letters of credit.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unfunded construction loans, unused lines of credit, and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total committed amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counter party.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

The following table is a summary of the amounts of the financial instruments, with off-balance sheet risk, at December 31, 2005:

Off-Balance Sheet Arrangements:	At December 31, 2005 Contract Amount
(in thousands)
Commitments to extend credit	$1,493
Unfunded construction loans	200,780
Unused lines of credit	29,624
Standby letters of credit	824

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next 12 months.

Other Contractual Obligations

The following presents the Company’s other contractual obligations at December 31, 2005:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(dollars in thousands)
Long-Term Debt Obligations	$10,000	$—	$10,000	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	26,489	1,641	3,702	3,559	17,587
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP	—	—	—	—	—

Total Contractual Obligations	$36,489	$1,641	$13,702	$3,559	$17,587

Liquidity and Capital Resources

Liquidity is defined as our ability to generate sufficient cash to fund current loan demand, deposit withdrawals, other cash demands and disbursement needs, and otherwise to operate on an ongoing basis. Our sources of funds have been from deposits received, capital infusions from the sale of our securities, proceeds from maturities, calls, repayments, proceeds from the sale of loans held for sale, and proceeds received in connection with repurchase agreements.

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

For the year ended December 31, 2005, 2004, and 2003, the Company had net cash provided by operating activities of approximately $2.1 million, $2.2 million, and $3.0 million, respectively, net cash used in investing activities of approximately $128.0 million, $122.5 million, and $92.1 million, respectively, and net cash provided by financing activities of approximately $166.8, $119.8 million, and $87.8 million, respectively.

During the year ended December 31, 2005, the Company raised $39.9 million, net of offering expenses, through the public offering of its common stock. The proceeds will be used to finance our growth and expansion plans. Further, Coast Bank also has the ability to borrow funds from the FHLB to supplement its liquidity needs. At December 31, 2005, Coast Bank had a line of credit with the FHLB of $93.7 million, of which $10.0 million had been borrowed. In addition to its FHLB borrowing capacity, Coast Bank also has arranged for a $4.0 million line of credit with Independent Bankers’ Bank, bearing interest at prime minus 1% and a $4.5 million line of credit with Compass Bank, which bears interest at the then current federal funds rate, to be used to purchase federal funds. No amounts are outstanding on either credit facility.

The Company also has arranged for a $5 million line with Independent Bankers’ Bank, bearing interest at prime minus 1%, to provide capital financing for Coast Bank, if needed. No draws have been taken on this line of credit and any such draws would require the prior approval of the Federal Reserve Bank of Atlanta.

We recently made a successful bid with American Financial Realty Trust to lease eight former branch facilities of other financial institutions located in the greater Tampa Bay region (referred to herein as the Acquired Branches), and we anticipate opening each of these as a new Coast Bank branch during 2006. We have entered into 15 year leases for each of these branches which will obligate us to pay initial annual base rent in an aggregate of approximately $1.0 million, as well as other occupancy expenses. Further, we will be required to pay an annual management fee equal to 3% of the then-annual base rent. These lease obligations have received the necessary regulatory approvals and we took possession of certain of these facilities in December 2005. We will carry these lease expenses and the other expenses associated with such branch locations prior to their opening. In addition to these carrying costs, we will need to renovate each of these branch locations (our historical renovation costs have run between $250,000 to $500,000 per branch) and hire employees to run and operate each branch. In addition to these eight branches, we also plan to open four de novo branches in 2006. We anticipate that the net proceeds from the sale of our common shares in November 2005 will provide the necessary capital for our current expansion activities and will otherwise satisfy our capital requirements for the foreseeable future.

However, if we continue to achieve our anticipated growth levels and/or significant opportunities to expand our business operations present themselves, the Company may require additional funds in order to finance such growth and planned expansion activities. Accordingly, in such an event, the Company may consider and evaluate a variety of additional sources of funds and capital to meet its cash requirements, including the sale of equity securities, debt financings and borrowings, trust preferred offerings, and other financings alternatives. There can be no assurance that the Company will be able to obtain additional financing, if needed, or, if available, that it can be obtained on terms favorable to the Company.

At December 31, 2005, 2004, and 2003, stockholders’ equity was approximately $73.8 million (or 13.4% of total assets), $34.9 million (or 9.1% of total assets), and $33.7 million (or 12.8% of total assets), respectively. Book value per common share was $11.34 at December 31, 2005, $9.30 at December 31, 2004, and $9.01 at December 31, 2003.

Regulatory Capital Requirements

The Company and Coast Bank are subject to capital requirements established by the FRB and the FDIC. The following table sets forth the capital ratios required by the FRB and FDIC to be maintained by the Company and Bank in order to be classified a “well-capitalized” institution and the actual ratios of capital to total regulatory or risk-weighted assets, as applicable, at December 31, 2005, 2004 and 2003.

	Well Capitalized Regulatory Minimum	At December 31,
		2005	2004	2003
Total risk-based capital
Company	10.00%	21.20%	13.43%	17.79%
Bank	10.00	12.71	11.37	10.68
Tier I risk-based capital
Company	6.00	20.31	12.35	16.54
Bank	6.00	11.83	10.29	9.43
Leverage ratio(1)
Company	5.00	13.77	8.99	12.99
Bank	5.00	8.02	7.49	7.41

(1)	The leverage ratio is defined as the ratio of Tier 1 risk-based capital to total average assets.

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

Federal and State Taxation

Federal Income Taxation. Under the Internal Revenue Code (the “Code”), we are subject to income taxation in the same general manner as are other corporations, with some exceptions due to the provisions of Sections 581 through 597 of the Code, which apply specifically to financial institutions. The following discussion of federal income taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to us.

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

State Taxation. We file state income tax returns in Florida. For Florida tax purposes, the bank’s taxable income is calculated based on Federal taxable income, using the same principles as other corporations, subject to certain adjustments.

Deferred Tax Assets. As of December 31, 2005, we had approximately $7.8 million in net operating loss carryforwards available to reduce future taxable earnings, which resulted in net deferred tax assets of $2.5 million.

These net operating loss carryforwards will expire in varying amounts in the years 2020 through 2025 unless fully utilized by us. Based on management’s estimate of future earnings and the expiration dates of the net operating loss carryforwards as of December 31, 2005, it has been determined that it is more likely than not that the benefit of the deferred tax assets will be realized. The utilization of the net operating loss carryforwards reduces the amount of the related deferred tax asset by the amount of such utilization at the current enacted tax rates. Other deferred tax items resulting in temporary differences in the recognition of income and expenses such as the allowance for loan losses, loan fees, accumulated depreciation and cash to accrual adjustments will fluctuate from year-to-year.

Recent Accounting Pronouncements

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received. The SOP also prohibits carrying over or creation of valuation allowances in the initial accounting for these loans. The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP did not impact the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). This Statement replaces SFAS No. 123 and APB No. 25. SFAS No. 123(R) clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for non-substantive vesting provisions, and attributing compensation cost to reporting periods. Under the provisions of SFAS No. 123(R), the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated. Effective January 1, 2006, the Company will begin expensing the fair value of unvested stock options and any future grants of stock options. Based on the amount of unvested stock options as of December 31, 2005, the Company will record compensation expense of approximately $124,000 and $36,000 in 2006 and 2007, respectively.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management” for quantitative and qualification disclosures about market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained on pages F-1 through F-24 of this Report:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this annual report.

We do not expect that our disclosure of controls and procedures will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors, and instances of fraud, if any, within the Company have been or will be detected. The inherent limitations include, among other things, the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls and procedures also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or employee override of the controls and procedures. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. If and when management learns that any control or procedure is not being properly implemented (a) it immediately reviews its controls and procedures to determine whether they are appropriate to accomplish the control objective and, if necessary, modify and improve its controls and procedures to assure compliance with our control objectives, (b) it takes immediate action to cause its controls and procedures to be strictly adhered to, (c) it immediately informs all relevant managers of the requirement to adhere to such controls and procedures including the education of all relevant personnel throughout our organization, and (d) it implements in its managers’ training program with specific emphasis on such controls and procedures so as to assure compliance throughout the Company. The development, modification, improvement, implementation and evaluation of our systems of controls and procedures is a continuous project that requires changes and modifications to them to remedy deficiencies, to improve training, and to improve implementation in order to assure the achievement of the overall control objectives.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 of Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Information required by Item 12 of Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 of Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Form 10-K is incorporated herein by reference to the Registrant’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	—	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

3.2	—	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

4.1	—	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

10.1	—	Employment Agreement, dated September 9, 2005, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian P. Peters, incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 8-K, filed with the Commission on September 14, 2005.

10.2	—	Employment Agreement, dated September 9, 2005, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian F. Grimes, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 14, 2005.

10.3	—	Coast Financial Holdings, Inc. Form of Indemnification Agreement entered into with each of the Company’s directors, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2005.

10.4	—	Coast Financial Holdings, Inc. Amended and Restated 2003 Stock Option Plan, dated September 3, 2003, and Forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

10.5	—	Coast Financial Holdings, Inc. Stock Incentive Plan, dated May 20, 2005 (“2005 Plan”), incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 12, 2005.

10.6	—	Form of Nonqualified Stock Option Agreement and Notice of Exercise, and Form of Incentive Stock Option Agreement and Notice of Exercise, under the 2005 Plan, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2005.

21.1	—	Subsidiaries of the Company.*

23.1	—	Consent of Independent Auditors.*

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1	—	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2	—	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

*	Exhibit filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST FINANCIAL HOLDINGS, INC.

Date: March 22, 2006	By:	/s/ BRIAN P. PETERS
Brian P. Peters President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES K. TOOMEY James K. Toomey	Chairman of the Board	March 22, 2006

/s/ BRIAN P. PETERS Brian P. Peters	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2006

/s/ JOSEPH GIGLIOTTI Joseph Gigliotti	Director	March 22, 2006

/s/ KENNEDY LEGLER III Kennedy Legler III	Director	March 22, 2006

/s/ PAUL G. NOBBS Paul G. Nobbs	Director	March 22, 2006

/s/ THOMAS M. O’BRIEN Thomas M. O’Brien	Director	March 22, 2006

/s/ JOHN R. REINEMEYER John R. Reinemeyer	Director	March 22, 2006

/s/ MICHAEL T. RUFFINO Michael T. Ruffino	Director	March 22, 2006

/s/ M. ALEX WHITE M. Alex White	Director	March 22, 2006

/s/ BRIAN F. GRIMES Brian F. Grimes	Chief Financial Officer (Principal Financial Officer)	March 22, 2006

Report of Independent Registered Public Accounting Firm

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have audited the accompanying consolidated balance sheets of Coast Financial Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 9, 2006

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31,
	2005	2004
Assets
Cash and due from banks	$25,203	7,122
Federal funds sold and securities purchased under agreements to resell	22,810	—

Cash and cash equivalents	48,013	7,122

Securities available for sale	79,029	55,490
Loans, net of allowance for loan losses of $3,146 and $2,901, respectively	390,867	297,725
Federal Home Loan Bank stock, at cost	1,289	573
Premises and equipment, net	24,780	18,358
Accrued interest receivable	2,218	1,478
Deferred income taxes	2,471	1,846
Other assets	1,627	2,031

Total assets	$550,294	384,623

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$33,302	25,485
Savings, NOW and money-market deposits	84,635	99,394
Time deposits	331,520	201,410

Total deposits	449,457	326,289

Federal Home Loan Bank advances	10,000	1,000
Federal funds purchased	—	3,790
Other borrowings	14,367	15,867
Other liabilities	2,707	2,729

Total liabilities	476,531	349,675

Commitments and contingencies (Notes 5, 9 and 18)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 6,503,600 and 3,756,050 shares issued and outstanding in 2005 and 2004	32,518	18,780
Additional paid-in capital	45,591	19,448
Accumulated deficit	(3,839)	(3,224)
Accumulated other comprehensive loss	(507)	(56)

Total stockholders’ equity	73,763	34,948

Total liabilities and stockholders’ equity	$550,294	384,623

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

($ in thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Interest income:
Loans	$22,717	16,142	11,126
Securities	2,281	1,145	954
Other interest-earning assets	429	50	61

Total interest income	25,427	17,337	12,141

Interest expense:
Deposits	11,462	7,017	5,284
Borrowings	813	365	360

Total interest expense	12,275	7,382	5,644

Net interest income	13,152	9,955	6,497
Provision for loan losses	1,815	1,315	2,934

Net interest income after provision for loan losses	11,337	8,640	3,563

Noninterest income:
Service charges on deposit accounts	498	434	294
Gain on sale of loans held for sale	1,806	1,462	1,312
Gain on sale of credit card portfolio	—	173	—
Gain on sale of securities available for sale	—	4	98
Gain on sale of mortgage loan servicing rights	—	118	—
Gain on sale of merchant services	—	212	—
Net loan servicing fees (costs)	—	(159)	(141)
Asset management fees	—	69	430
Other service charges and fees	49	632	570

Total noninterest income	2,353	2,945	2,563

Noninterest expenses:
Employee compensation and benefits	7,308	5,477	4,976
Occupancy and equipment	2,269	1,412	1,095
Data processing	932	922	876
Professional fees	689	486	382
Telephone, postage and supplies	1,068	676	475
Advertising	1,205	348	409
Bank card	—	—	209
Settlement on impaired security	—	—	(400)
Other	1,176	905	685

Total noninterest expenses	14,647	10,226	8,707

(Loss) earnings before income tax (benefit) provision	(957)	1,359	(2,581)
Income tax (benefit) provision	(342)	528	(956)

Net (loss) earnings	(615)	831	(1,625)
Dividends on preferred stock	—	—	(105)

Net (loss) earnings applicable to common stockholders before cash paid to convert preferred stockholders to common stock	(615)	831	(1,730)
Cash paid to convert preferred stockholders to common stock	—	—	(770)

Net (loss) earnings applicable to common stockholders after cash paid to convert preferred stockholders to common stock	$(615)	831	(2,500)

(Loss) earnings per share after cash paid to convert preferred stockholders to common stock, basic and diluted	$(0.14)	0.22	(1.46)

Weighted-average number of common shares outstanding, basic	4,354,994	3,749,343	1,715,053

Weighted-average number of common shares outstanding, diluted	4,354,994	3,783,661	1,715,053

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2005, 2004 and 2003

($ in thousands)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2002	$5,995	6,752	5,897	(2,325)	(58)	16,261

Comprehensive loss:
Net loss	—	—	—	(1,625)	—	(1,625)
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	(250)	(250)

Comprehensive loss						(1,875)

Dividend paid on preferred stock	—	—	—	(105)	—	(105)
Conversion of preferred stock to common stock (545,000 shares)	(5,995)	2,725	3,270	—	—	—
Cash paid to convert preferred stockholders to common stock	—	—	(770)	—	—	(770)
Proceeds from issuance of common stock, net of offering costs of $1,926 (1,840,000 shares)	—	9,200	10,954	—	—	20,154

Balance at December 31, 2003	—	18,677	19,351	(4,055)	(308)	33,665

Comprehensive income:
Net earnings	—	—	—	831	—	831
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	252	252

Comprehensive income						1,083

Offering costs relating to 2003 common stock offering paid in 2004	—	—	(7)	—	—	(7)
Proceeds from exercise of common stock options (20,600 shares)	—	103	104	—	—	207

Balance at December 31, 2004	—	18,780	19,448	(3,224)	(56)	34,948

Comprehensive loss:
Net loss	—	—	—	(615)	—	(615)
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	(451)	(451)

Comprehensive loss						(1,066)

Proceeds from exercise of common stock options (1,600 shares)	—	8	8	—	—	16
Proceeds from issuance of common stock, net of offering costs of $2,697 (2,745,950 shares)	—	13,730	26,135	—	—	39,865

Balance at December 31, 2005	$—	32,518	45,591	(3,839)	(507)	73,763

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net (loss) earnings	$(615)	831	(1,625)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	1,412	919	587
Provision for loan losses	1,815	1,315	2,934
Deferred income tax (benefit) provision	(342)	528	(956)
Alternative minimum tax credit	(13)	—	—
Amortization and accretion of discounts and premiums on securities	276	439	354
Amortization of loan servicing rights	—	273	358
Gain on sale of securities available for sale	—	(4)	(98)
Settlement on impaired security	—	—	(400)
Write-down of other assets	—	—	40
(Gain) loss on sale of other assets	(26)	—	33
Gain on sale of loans held for sale	(1,806)	(1,462)	(1,312)
Gain on sale of loan servicing rights	—	(118)	—
Gain on sale of credit card portfolio	—	(173)	—
Gain on sale of merchant services	—	(212)	—
Originations of loans held for sale	(92,646)	(83,933)	(86,948)
Proceeds from sale of loans held for sale	94,452	85,307	88,198
Increase in accrued interest receivable	(740)	(291)	(337)
Decrease (increase) in other assets	404	(1,079)	78
(Decrease) increase in other liabilities	(22)	(152)	2,082

Net cash provided by operating activities	2,149	2,188	2,988

Cash flows from investing activities:
Purchase of securities available for sale	(43,447)	(43,388)	(20,719)
Proceeds from maturities, calls, repayments and sales of securities available for sale	18,911	14,838	22,780
Net increase in loans	(95,113)	(85,879)	(90,738)
Purchase of premises and equipment	(7,834)	(10,663)	(3,168)
(Purchase) redemption of Federal Home Loan Bank stock	(716)	19	(293)
Proceeds from sale of other assets	182	—	37
Proceeds from sale of loan servicing rights	—	1,067	—
Proceeds from sale of credit card portfolio	—	1,252	—
Proceeds from sale of merchant services	—	212	—

Net cash used in investing activities	(128,017)	(122,542)	(92,101)

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows—(Continued)

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from financing activities:
Net increase in deposits	123,168	118,549	59,575
Proceeds from Federal Home Loan Bank advances	62,000	28,200	5,000
Repayments of Federal Home Loan Bank advances	(53,000)	(34,700)	—
Net (decrease) increase in other borrowings	(1,500)	3,770	3,956
Net (decrease) increase in federal funds purchased	(3,790)	3,790	—
Proceeds from issuance of common stock, net of offering costs	39,865	—	20,154
Proceeds from exercise of common stock options	16	207	—
Payment of offering costs relating to 2003 common stock offering	—	(7)	—
Dividends paid on preferred stock	—	—	(105)
Cash paid to convert preferred stock to common stock	—	—	(770)

Net cash provided by financing activities	166,759	119,809	87,810

Net increase (decrease) in cash and cash equivalents	40,891	(545)	(1,303)

Cash and cash equivalents at beginning of year	7,122	7,667	8,970

Cash and cash equivalents at end of year	$48,013	7,122	7,667

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$11,961	7,308	5,625

Income taxes	$12	—	—

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of taxes	$(451)	252	(250)

Transfer of loans held for sale to loans held to maturity	$—	—	10,233

Originated mortgage loan servicing rights capitalized	$—	88	717

Transfer of loans to other assets	$156	—	—

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2005 and 2004 and for Each of the Three Years in the

Period Ended December 31, 2005

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

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its twelve banking offices located in Manatee and Pinellas Counties, Florida. CFP provided investment advisory services to customers of the Bank. During the year ended December 31, 2004, CFP ceased operations.

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

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, certificates of deposit, with original maturities of less than 90 days, securities purchased under agreements to resell and federal funds sold, all of which mature within 90 days.

Banks are required to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks based on the balances of their transaction deposit accounts. The reserve requirements were met by cash on hand at December 31, 2005 and 2004.

Securities. Securities may be classified as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

securities are included immediately in operations. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from operations and reported in accumulated other comprehensive loss. Gains and losses on the sale of available-for-sale securities are recorded on the trade date determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to operations. There were no loans held for sale at December 31, 2005 or 2004.

During the year ended December 31, 2003 approximately $10,233,000 of loans held for sale were transferred to loans held to maturity. The loans were transferred at book value, which was less than market value at the date of transfer. During 2003, the Company changed its policy to decide at the end of construction if the loans would be held for sale. At December 31, 2005 and 2004 no loans where construction was complete were held for sale.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

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

Premises and Equipment. Land is stated at cost. Building, furniture, fixtures, equipment and leasehold improvements are carried at cost, less accumulated depreciation and amortization computed using the straight-line method over the estimated useful life of each type of asset or lease term, if shorter. The following are the ranges of depreciable lives used for the major asset categories:

Asset Category	Range of Depreciable Lives
Buildings	39.5 years
Furniture, fixtures and equipment	5 years - 7 years
Leasehold improvements	over lease term

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

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized. At December 31, 2005 and 2004, a valuation allowance was not established because management believes it is more likely than not that the deferred tax asset will be realized during the carryforward period with future earnings of the Company.

Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Stock Compensation Plans. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively “SFAS No. 123”) encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. The Company accounts for its stock option plans under the recognition and measurement principles of APB No. 25. Stock options issued under the Company’s stock option plans had no intrinsic value at the grant date, and under APB No. 25 no compensation cost was recognized for them. The following table illustrates the effect on net (loss) earnings if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data).

	Year Ended December 31,
	2005	2004	2003
Net (loss) earnings, as reported	$(615)	831	(1,625)
Dividends on preferred stock	—	—	(105)

Net (loss) earnings applicable to common stockholders before cash paid to convert preferred stockholders to common stock	(615)	831	(1,730)

Cash paid to convert preferred stockholders to common stock	—	—	(770)

Net (loss) earnings applicable to common stockholders after cash paid to convert preferred stockholders to common stock	(615)	831	(2,500)

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(215)	(351)	(665)

Proforma net (loss) earnings	$(830)	480	(3,165)

(Loss) earnings per share after cash paid to convert preferred stockholders to common stock, basic and diluted	$(0.14)	0.22	(1.46)

Proforma (loss) earnings per share after cash paid to convert preferred stockholders to common stock, basic and diluted	$(0.19)	0.13	(1.85)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate	4.51%	4.32%	4.55%
Dividend yield	—%	—%	—%
Expected volatility	4.53%	13.72%	—%
Expected life in years	6.28	10.00	10.00

Estimated fair value of each option granted during the year	$3.83	$4.97	$5.24

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

Deposits. The fair values disclosed for demand, savings, NOW and money-market deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities of time deposits.

Federal Home Loan Bank Advances. Fair value of the advances from the Federal Home Loan Bank are estimated using a discounted cash flow analysis based on the Company’s current incremental borrowing rate for similar types of borrowings.

Other Borrowings and Federal Funds Purchased. Fair values of other borrowings and federal funds purchased approximates their fair value.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Off-Balance-Sheet Financial Instruments. Fair values of off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

Comprehensive (Loss) Income. Generally accepted accounting principles require that recognized revenues, expenses, gains and losses be included in net (loss) earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net (loss) earnings, are components of comprehensive (loss) income. The components of other comprehensive (loss) income and related tax effects are as follows (in thousands):

	Before Tax	Tax Effect	After Tax
Year Ended December 31, 2005:
Holding losses	$(721)	270	(451)
Gains included in net loss	—	—	—

Net unrealized holding losses	$(721)	270	(451)

Year Ended December 31, 2004:
Holding gains	$407	(153)	254
Gains included in net earnings	(4)	2	(2)

Net unrealized holding gains	$403	(151)	252

Year Ended December 31, 2003:
Holding losses	$(303)	114	(189)
Gains included in net loss	(98)	37	(61)

Net unrealized holding losses	$(401)	151	(250)

(Loss) Earnings Per Share. (Loss) earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities in 2004 for purposes of calculating diluted EPS which is computed using the treasury stock method. Outstanding stock options are not considered dilutive securities in 2005 and 2003 due to the net losses incurred by the Company. The following table presents the calculations of the weighted-average number of shares for diluted EPS in 2004.

Year Ended December 31, 2004:	Weighted-Average Shares
For Basic EPS	3,749,343

Effect of dilutive securities—Incremental shares from assumed conversion of options	34,318

For Diluted EPS	3,783,661

Recent Accounting Pronouncements. In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. This SOP requires acquired impaired loans for which it is probable that the investor will be unable to collect all contractually required payments receivable to be recorded at the present value of amounts expected to be received. The SOP also prohibits carrying over or creation of valuation

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

allowances in the initial accounting for these loans. The SOP was effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this SOP did not impact the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), Share-Based Payment (“SFAS No. 123(R)”). This Statement replaces SFAS No. 123 and APB No. 25. SFAS No. 123(R) clarifies and expands SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, accounting for non-substantive vesting provisions, and attributing compensation cost to reporting periods. Under the provisions of SFAS No. 123(R), the alternative to use APB No. 25’s intrinsic value method of accounting that was provided in SFAS No. 123, as originally issued, is eliminated. Effective January 1, 2006, the Company will begin expensing the fair value of unvested stock options and any future grants of stock options. Based on the amount of unvested stock options as of December 31, 2005, the Company will record compensation expense of approximately $124,000 and $36,000 in 2006 and 2007, respectively.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements An Amendment of APB Opinion No. 28. SFAS 154 changes the requirements for the accounting and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(2) Securities Purchased Under Agreements to Resell

The Company entered into a purchase of securities under an agreement to resell substantially identical securities. The agreement is classified as cash and cash equivalents and has an original maturity of 90 days or less. Securities purchased under agreements to resell at December 31, 2005 consist of one government agency bond with a balance of approximately $10.0 million with Stephens Inc.

The amount advanced under the agreement is reflected as an asset in the consolidated balance sheet. It is the Company’s policy to take possession of securities purchased under agreements to resell. The agreement specifies the Company’s rights to request additional collateral, based on its monitoring of the fair value of the underlying security. The security was delivered by appropriate entry into the Company’s account under a written custodial agreement that explicitly recognizes the Company’s interest in the security. At December 31, 2005 the market value of the underlying security was $9.5 million.

(3) Securities Available for Sale

Securities have been classified according to management’s intent. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2005-
Mortgage-backed securities	$79,840	128	(939)	79,029

At December 31, 2004-
Mortgage-backed securities	$55,580	161	(251)	55,490

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

No securities were sold during the year ended December 31, 2005. Sales of securities available for sale during the years ended December 31 2004 and 2003 are summarized as follows (in thousands):

	Year Ended December 31,
	2004	2003
Gross proceeds	$2,310	12,053

Gross realized gains	4	98
Gross realized losses	—	—

Net realized gains	$4	98

At December 31, 2005 and 2004, securities with a carrying value of approximately $36,093,000 and $33,897,000, respectively were pledged to secure public funds, repurchase agreements and for other purposes required or permitted by law.

During the year ended December 31, 2002, a security available for sale with a balance of approximately $1,191,000 was written-off due to impairment. In 2003, approximately $400,000 was recovered by the Company.

Securities with gross unrealized losses at December 31, 2005, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(543)	42,236	(396)	16,833

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

At December 31, 2005, twenty-four mortgage-backed securities with a fair value of approximately $16,833,000 and unrealized losses of approximately $396,000 have been in an unrealized loss position for over twelve months. The unrealized losses are due to a decline in market rates. Management believes that these losses are temporary and due to the nature of the securities expects all principal balances to be collected.

(4) Loans

The components of loans are as follows (in thousands):

	At December 31,
	2005	2004
Commercial	$17,831	32,020
Commercial real estate	119,814	99,955
Consumer	29,048	29,640
Residential real estate	59,366	47,157
Residential construction	166,020	89,716

	392,079	298,488
Add (deduct):
Deferred loan costs, net	1,934	2,138
Allowance for loan losses	(3,146)	(2,901)

Loans, net	$390,867	297,725

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Beginning balance	$2,901	3,163	1,350
Provision for loan losses	1,815	1,315	2,934
Charge-offs, net of recoveries	(1,570)	(1,577)	(1,121)

Ending balance	$3,146	2,901	3,163

Impaired collateral dependent loans were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Balance at end of year	$669	400	281

Total related allowance for losses	$504	74	192

Average investment in impaired loans	$911	383	103

Interest income recognized on impaired loans	$—	—	—

Interest income received on impaired loans	$—	—	—

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2005	2004
Nonaccrual loans	$1,319	1,444
Past due ninety days or more, still accruing	—	—

	$1,319	1,444

(5) Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2005	2004
Land	$5,629	4,936
Buildings	14,319	9,816
Furniture, fixtures and equipment	7,948	5,466
Leaseholds improvements	340	184

Total, at cost	28,236	20,402

Less accumulated depreciation and amortization	(3,456)	(2,044)

Premises and equipment, net	$24,780	18,358

During the year ended December 31, 2005 the Bank opened five new branches, four in Pinellas County and one in Manatee County. During the first quarter of 2005 the Company relocated the executive and administrative offices of the Company to a six-story office building in downtown Bradenton, Florida, purchased in 2004. The Company completed a $1.75 million sale/lease-back agreement in early 2006 for the operations

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

center property where the residential lending division is located. As part of the agreement the Company agreed to a one-year lease-back for approximately 5,500 square feet to house the Company’s residential operations. The Company leases the land where a banking office is located but owns the building. The land lease expires in 2007 and includes five additional ten year renewal options and one final fourteen year renewal period. The Company also has lease agreements for three branch offices and a suite adjacent to the operations center. These leases range from three to ten years with renewal options. All leases contain escalation clauses during the terms of the leases. Total rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $445,000, $235,000 and $220,000, respectively.

As part of the Company’s strategy to expand its banking franchise, the Company successfully bid for the right to lease up to eight former bank branch facilities located in Hillsborough, Manatee, Pasco, Pinellas and Polk Counties (“Acquired Branches”). The Company executed 15-year leases with American Financial Realty Trust for each of these locations on September 14, 2005 and, after gaining regulatory approval, took possession of these branches in December 2005. The Company anticipates opening the Acquired Branches at a rate of at least two per quarter during 2006. The Company will pay all occupancy expenses associated with each lease. In addition to the annual base rent and occupancy expenses, the Company is also required to pay an annual management fee equal to 3% of the then annual base rent. As a result, the Company will need to carry these lease expenses and other expenses associated with the Acquired Branches prior to their opening. The Company also needs to renovate the Acquired Branches (renovations historically have run between $250,000 to $500,000 per branch) and hire employees to run each Acquired Branch. Each lease will have three five-year options to renew and will contain provisions for an automatic annual adjustment in the rent payable for such properties in an amount equal to the greater of 3% or the CPI increase. If the Company experiences delays in opening any of the Acquired Branches, it will be forced to carry the lease and occupancy costs for a longer period of time without the offsetting revenue associated with an opened and operational Acquired Branch.

In November 2004, the Company purchased a parcel of land for $765,000 where the Company expects to construct a de novo branch office in 2006. In May 2005, the Company entered into a purchase commitment for $850,000 for a de novo branch office that is expected to open in the first quarter of 2006. The Company expects to enter into a 10 year lease agreement, with three 3-year options to renew, for approximately $80,500 per year for a de novo branch office that is expected to open in the second quarter of 2006. Additionally, the Company expects to enter into a 10 year lease agreement, with two 10-year options to renew, for approximately $102,800 per year for a de novo branch office that is expected to open in the second quarter of 2006.

Establishing these eight Acquired Branches, together with the four de novo branches, represents a significant step toward the Company’s goal of operating between 30 to 35 branches and becoming the leading independent community bank serving the greater Tampa Bay region.

Aggregate estimated minimum rental commitments under all operating leases at December 31, 2005 are summarized as follows (in thousands):

Year Ending December 31,	Minimum Lease Commitments
2006	$1,641
2007	1,877
2008	1,825
2009	1,771
2010	1,788
Thereafter	17,587

$26,489

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(6) Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $124.3 million and $47.3 million at December 31, 2005 and 2004, respectively. A schedule of maturities of time deposits at December 31, 2005 follows (in thousands):

Year Ending December 31,	Amount
2006	$220,962
2007	74,393
2008	25,418
2009	9,466
2010	1,274
Thereafter	7

$331,520

(7) Federal Home Loan Bank Advances

A summary of the Bank’s Federal Home Loan Bank of Atlanta (“FHLB”) advances by maturity and interest rate follows (in thousands):

Maturity	Interest Rate	At December 31,
		2005	2004
2005	3.18%	$—	1,000
2007	4.04%	10,000	—

		$10,000	1,000

Advances from the FHLB are collateralized by the Company’s FHLB stock and a blanket lien on 1-4 family mortgage and commercial real estate loans totaling approximately $129.9 million at December 31, 2005.

(8) Other Borrowings

The Company enters into repurchase agreements with customers. These agreements require the Company to pledge securities as collateral for borrowings under these agreements. At December 31, 2005 and 2004, the outstanding balance of such borrowings totaled approximately $14,367,000 and $15,867,000, respectively and the Company pledged securities with a carrying value of approximately $28,296,000 and $24,457,000, respectively as collateral for these agreements.

(9) Off-Balance-Sheet Financial Instruments

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

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

Standby letters of credit are conditional lending commitments issued by the Company to guarantee the performance of a customer to a third party and to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments.

A summary of the notional amounts of the Company’s financial instruments, which approximates fair value, with off-balance sheet risk at December 31, 2005, follows (in thousands):

Contract Amount
Commitments to extend credit	$202,273

Unused lines of credit	$29,624

Standby letters of credit	$824

(10) Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31,
	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$48,013	48,013	7,122	7,122
Securities available for sale	79,029	79,029	55,490	55,490
Loans	390,867	389,265	297,725	295,691
Accrued interest receivable	2,218	2,218	1,478	1,478
Federal Home Loan Bank stock	1,289	1,289	573	573

Financial liabilities:
Deposits	449,457	448,825	326,289	327,749
Federal Home Loan Bank advances	10,000	9,946	1,000	1,003
Federal funds purchased	—	—	3,790	3,790
Other borrowings	14,367	14,367	15,867	15,867
Commitments to extend credit	—	—	—	—
Unused lines of credit	—	—	—	—
Standby letters of credit	—	—	—	—

(11) Savings Plan

The Company sponsors a 401(k) savings plan for all eligible employees. Employees are eligible to participate in the plan if they have been employed three months and are at least twenty-one years of age. The Company may or may not elect to make matching contributions to the plan. The Company made its first matching contributions in 2005 of approximately $36,000.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(12) Credit Risk

The Company grants the greatest concentration of its loans to borrowers throughout the greater Tampa Bay region. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon the greater Tampa Bay region’s economy.

(13) Income Taxes

Income tax (benefit) provision consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Deferred:
Federal	$(292)	451	(817)
State	(50)	77	(139)

Total deferred	$(342)	528	(956)

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2005		2004		2003
	Amount	% of Pretax Loss	Amount	% of Pretax Earnings	Amount	% of Pretax Loss
Income tax (benefit) provision at statutory rate	$(325)	(34.0)%	$462	34.0%	$(878)	(34.0)%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	(34)	(3.5)	51	3.8	(92)	(3.6)
Other	17	1.8	15	1.1	14	0.5

Income tax (benefit) provision	$(342)	(35.7)%	$528	38.9%	$(956)	(37.1)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	At December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$2,922	2,626
Organizational and preopening costs	23	40
Unrealized loss on securities available for sale	304	34
Allowance for loan losses	854	726
Alternative minimum tax credit	13	—
Other	15	83

Deferred tax assets	4,131	3,509

Deferred tax liabilities:
Accrual to cash conversion	—	(97)
Deferred loan costs	(1,422)	(1,162)
Accumulated depreciation	(238)	(404)

Deferred tax liabilities	(1,660)	(1,663)

Net deferred tax asset	$2,471	1,846

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2005, the Company had net operating loss carryforwards of approximately $7.8 million available to offset future taxable income. The carryforwards expire as follows (in thousands):

Year	Amount
2020	$1,069
2021	1,830
2022	1,740
2023	2,187
2025	940

$7,766

(14) Related Party Transactions

At December 31, 2005 and 2004, officers and directors of the Company and entities in which they hold a financial interest had approximately $14.1 million and $10.9 million, respectively of funds on deposit in the Bank. At December 31, 2005 and 2004 there were loans with a balance outstanding of approximately $4.3 million and $4.8 million, respectively to these related parties.

(15) Stock Option Plans

The Company has stock option plans for certain key employees and directors of the Company. A total of 563,000 shares of common stock have been reserved under these plans. 84,351 shares remain available for grant at December 31, 2005. The exercise price of the stock options granted under these plans must at least equal the fair market value of the common stock at the date of grant. The options granted to employees generally have ten year terms and vest over periods of up to three years. The options issued to directors generally are fully vested on the date of grant and have ten year terms. A summary of stock option transactions follows ($ in thousands, except per share amounts):

	Number of Shares	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
Outstanding at December 31, 2002	105,900	$10.00-10.50	$10.08	$1,067
Granted	200,000	10.50-14.50	14.30	2,860
Forfeited	(6,500)	(10.00)	(10.00)	(65)

Outstanding at December 31, 2003	299,400	10.00-14.50	12.90	3,862
Granted	95,600	10.50-13.25	13.05	1,248
Exercised	(20,600)	(10.00)	(10.00)	(206)
Forfeited	(2,100)	(10.00-13.25)	(10.93)	(23)

Outstanding at December 31, 2004	372,300	10.00-14.50	13.11	4,881
Granted	88,750	15.60-17.95	15.84	1,406
Exercised	(1,600)	(10.00)	(10.00)	(16)
Forfeited	(3,001)	(13.25-15.60)	(14.29)	(43)

Outstanding at December 31, 2005	456,449	$10.00-17.95	$13.64	$6,228

The weighted-average remaining contractual life of the outstanding stock options at December 31, 2005 and 2004 was 7.9 years and 8.5 years, respectively.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

These options are exercisable as follows:

Year Ending	Number of Shares	Weighted-Average Exercise Price
Currently	385,618	$13.40
2006	46,250	14.56
2007	24,581	15.72

	456,449	$13.64

(16) Stockholders’ Equity

Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company. The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2005, no retained earnings were available for dividends without prior regulatory approval.

On October 20, 2003, the preferred stock shareholders agreed to convert all the outstanding preferred stock into shares of common stock on a one-for-one basis. In addition, the Company agreed to pay a total of approximately $770,000 to the preferred shareholders in connection with this agreement.

During 2003, 1,840,000 shares of common stock were offered and sold for $12.00 per share. Proceeds for this offering amounted to $20,154,000, net of offering costs of $1,926,000.

During 2005, 2,745,950 shares of common stock were offered and sold for $15.50 per share. Proceeds for this offering amounted to $39,865,000, net of offering costs of $2,697,000.

(17) Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Company and the Bank met all capital adequacy requirements to which they were subject.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2005, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category. The Company’s and the Bank’s actual capital amounts and percentages are also presented in the table (dollars in thousands).

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2005:
Total capital (to Risk-Weighted Assets)
Consolidated	$75,250	21.20%	$28,402	8.00%	N/A	N/A
Bank	45,130	12.71	28,402	8.00	$35,502	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	72,104	20.31	14,201	4.00	N/A	N/A
Bank	41,984	11.83	14,201	4.00	21,301	6.00

Tier I Capital (to Average Assets):
Consolidated	72,104	13.77	20,945	4.00	N/A	N/A
Bank	41,984	8.02	20,943	4.00	26,179	5.00

As of December 31, 2004:
Total capital (to Risk-Weighted Assets)
Consolidated	$36,093	13.43%	$21,500	8.00%	N/A	N/A
Bank	30,560	11.37	21,500	8.00	$26,875	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	33,192	12.35	10,750	4.00	N/A	N/A
Bank	27,659	10.29	10,750	4.00	16,125	6.00

Tier I Capital (to Average Assets):
Consolidated	33,192	8.99	14,762	4.00	N/A	N/A
Bank	27,659	7.49	14,763	4.00	18,453	5.00

(18) Legal Proceedings

The Company and Coast Bank are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business, such as claims to enforce liens, foreclose on loan defaults, claims involving the making and servicing of real property loans, and other issues incident to our business. Management does not believe that there is any proceeding threatened or pending against the Company or Coast Bank which, if determined adversely, would have a material effect on the business, results of operations, cash flows, or financial position of the Company or Coast Bank.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(19) Holding Company Financial Information

As discussed in Note 1 to the consolidated financial statements, the Holding Company was organized during 2003. The Holding Company’s financial information as of December 31, 2003 and for the twelve month period then ended follows, assuming the merger occurred on January 1, 2003 (in thousands):

Condensed Balance Sheets

	At December 31,
	2005	2004
Assets
Cash due from banks	$30,120	5,540
Investment in subsidiary	43,443	29,250
Other assets	200	166

Total assets	73,763	34,956

Liabilities and Stockholders’ Equity
Liabilities	—	8
Stockholders’ equity	73,763	34,948

Total liabilities and stockholders’ equity	$73,763	34,956

Condensed Statements of Operations

	For the Year Ended December 31,
	2005	2004	2003
Expenses	$(59)	(166)	(115)
(Loss) earnings of subsidiary	(556)	997	(1,510)

Net (loss) earnings	$(615)	831	(1,625)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net (loss) earnings	$(615)	831	(1,625)
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Increase in other assets	(34)	(99)	(67)
Equity in undistributed loss (earnings) of subsidiary	556	(997)	1,510
(Decrease) increase in liabilities	(8)	(212)	220

Net cash (used in) provided by operating activities	(101)	(477)	38

Cash flow from investing activity-
Capital contribution to subsidiary	(15,200)	(8,001)	(5,499)

Cash flows from financing activities:
Net proceeds from issuance of common stock	39,881	200	20,154
Dividends paid on preferred stock	—	—	(105)
Cash paid to convert preferred stock to common stock	—	—	(770)

Net cash provided by financing activities	39,881	200	19,279

Net increase (decrease) in cash and cash equivalents	24,580	(8,278)	13,818
Cash and cash equivalents at beginning of the year	5,540	13,818	—

Cash and cash equivalents at end of year	$30,120	5,540	13,818

Noncash transaction:
Change in investment in subsidiary due to change in accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of income tax	$(451)	252	(250)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

10.1	Employment Agreement, dated September 9, 2005, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian P. Peters, incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 8-K, filed with the Commission on September 14, 2005.

10.2	Employment Agreement, dated September 9, 2005, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian F. Grimes, incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 8-K, filed with the Commission on September 14, 2005.

10.3	Coast Financial Holdings, Inc. Form of Indemnification Agreement entered into with each of the Company’s directors, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2005.

10.4	Coast Financial Holdings, Inc. Amended and Restated 2003 Stock Option Plan, dated September 3, 2003, and Forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

10.5	Coast Financial Holdings, Inc. Stock Incentive Plan, dated May 20, 2005 (“2005 Plan”), incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 12, 2005.

10.6	Form of Nonqualified Stock Option Agreement and Notice of Exercise, and Form of Incentive Stock Option Agreement and Notice of Exercise, under the 2005 Plan, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2005.

21.1	Subsidiaries of the Company.*

23.1	Consent of Independent Auditors.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

*	Exhibit filed herewith.