Form 10-Q
period 2006-03-31
COAST FINANCIAL HOLDINGS INC
filed 2006-05-02
CIK 1262276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1394 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    YES  ☐     NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $5.00 per share	6,509,057 shares
(class)	Outstanding at April 28, 2006

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$13,821	$25,203
Federal funds sold and securities purchased under agreements to resell	17,140	22,810

Cash and cash equivalents	30,961	48,013

Securities available for sale	89,390	79,029
Loans, net of allowance for loan losses of $3,271 and $3,146, respectively	427,257	390,867
Federal Home Loan Bank stock, at cost	1,620	1,289
Premises and equipment, net	24,056	24,780
Accrued interest receivable	2,668	2,218
Deferred income taxes	2,753	2,471
Other assets	3,030	1,627

Total assets	$581,735	$550,294

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$35,643	$33,302
Savings, NOW and money-market deposits	90,479	84,635
Time deposits	351,929	331,520

Total deposits	478,051	449,457

Federal Home Loan Bank advances	10,000	10,000
Other borrowings	18,002	14,367
Other liabilities	2,456	2,707

Total liabilities	508,509	476,531

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 6,509,057 and 6,503,600 shares issued and outstanding in 2006 and 2005	32,545	32,518
Additional paid-in capital	45,524	45,591
Accumulated deficit	(4,153)	(3,839)
Accumulated other comprehensive loss	(690)	(507)

Total stockholders’ equity	73,226	73,763

Total liabilities and stockholders’ equity	$581,735	$550,294

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Interest income:
Loans	$7,044	$4,841
Securities	925	452
Other interest-earning assets	292	7

Total interest income	8,261	5,300

Interest expense:
Deposits	4,059	2,155
Borrowings	179	174

Total interest expense	4,238	2,329

Net interest income	4,023	2,971
Provision for loan losses	133	360

Net interest income after provision for loan losses	3,890	2,611

Noninterest income:
Service charges on deposit accounts	124	122
Gain on sale of loans held for sale	409	441
Other service charges and fees	18	13
Other	13	—

Total noninterest income	564	576

Noninterest expenses:
Employee compensation and benefits	2,461	1,600
Occupancy and equipment	932	407
Data processing	244	211
Professional fees	199	97
Telephone, postage and supplies	312	234
Advertising	436	157
Other	357	349

Total noninterest expenses	4,941	3,055

(Loss) earnings before income tax (benefit) provision	(487)	132
Income tax (benefit) provision	(173)	55

Net (loss) earnings	$(314)	$77

(Loss) earnings per share basic	$(0.05)	$0.02

(Loss) earnings per share diluted	$(0.05)	$0.02

Weighted-average number of common shares outstanding, basic	6,506,659	3,757,597

Weighted-average number of common shares outstanding, diluted	6,506,659	3,824,974

Dividends per share	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2006 and 2005

($ in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2004	$18,780	19,448	(3,224)	(56)	34,948

Comprehensive loss:
Net loss (unaudited)	—	—	77	—	77
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	(193)	(193)

Comprehensive loss (unaudited)					(116)

Proceeds from exercise of common stock options (1,600 shares) (unaudited)	8	8	—	—	16

Balance at March 31, 2005 (unaudited)	$18,788	19,456	(3,147)	(249)	34,848

Balance at December 31, 2005	$32,518	45,591	(3,839)	(507)	73,763

Comprehensive loss:
Net loss (unaudited)	—	—	(314)	—	(314)
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	(183)	(183)

Comprehensive loss (unaudited)					(497)

Proceeds from exercise of common stock options (5,457 shares) (unaudited)	27	39	—	—	66
Share Based Compensation expense (unaudited)	—	44	—	—	44
Offering costs relating to 2005 common stock offering paid in 2006 (unaudited)	—	(150)	—	—	(150)

Balance at March 31, 2006 (unaudited)	$32,545	45,524	(4,153)	(690)	73,226

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net (loss) earnings	$(314)	77
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	432	236
Provision for loan losses	133	360
Deferred income tax (benefit) provision	(173)	55
Amortization and accretion of discounts and premiums on securities	41	90
Share based compensation expense	44	—
Gain on sale of loans held for sale	(409)	(441)
(Gain) loss on sale of property and equipment	(12)	29
Originations of loans held for sale	(22,151)	(22,516)
Proceeds from sale of loans held for sale	22,560	22,957
Increase in accrued interest receivable	(450)	(138)
Decrease (increase) in other assets	(1,236)	179
(Decrease) increase in other liabilities	(251)	276

Net cash (used in) provided by operating activities	(1,786)	1,164

Cash flows from investing activities:
Purchase of securities available for sale	(16,060)	(5,333)
Proceeds from maturities, calls, repayments and sales of securities available for sale	5,366	3,739
Net increase in loans	(36,690)	(26,051)
Purchase of Federal Home Loan Bank stock	(331)	(742)
Purchase of premises and equipment	(1,329)	(2,382)
Proceeds from sale of property and equipment	1,633	55

Net cash used in investing activities	(47,411)	(30,714)

Cash flows from financing activities:
Net increase in deposits	28,594	19,973
Proceeds from Federal Home Loan Bank advances	—	20,500
Repayments of Federal Home Loan Bank advances	—	(5,400)
Net increase in other borrowings	3,635	2,397
Net decrease in federal funds purchased	—	(3,790)
Net increase in repurchase agreement	—	5,220
Payment of offering costs relating to 2005 common stock offering	(150)	—
Proceeds from exercise of common stock options	66	16

Net cash provided by financing activities	32,145	38,916

Net (decrease) increase in cash and cash equivalents	(17,052)	9,366
Cash and cash equivalents at beginning of period	48,013	7,122

Cash and cash equivalents at end of period	$30,961	16,488

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,140	2,283

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive (loss) income, net change in unrealized loss on securities available for sale, net of taxes	$(183)	(193)

Transfer of loans to other assets	$167	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) (collectively, the “Company”).

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its banking offices which as of March 31, 2006 were located in Manatee and Pinellas Counties, Florida. Coast Financial Partners, Inc. (“CFP”), a wholly owned subsidiary of the Bank, is an inactive corporation.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2006, the results of operations and cash flows for the three-month periods ended March 31, 2006 and 2005. The results of operations and other data for the three-month period ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

2. Loan Impairment and Loan Losses. We continued to implement our strategy to exit or restructure certain under-performing, under-collateralized, or high risk loans that were originated prior to February 2004 as part of our asset quality initiative. In February 2004, the lending relationships which we had identified to possess an unsatisfactory level of risk totaled approximately $26.2 million. The composition of these loans at that time was approximately $17.8 million of indirect automobile loans and $8.4 million of commercial loans. With respect to these loans, we sought additional or alternative collateral, a complete exit of the borrower from the Bank, or a restructuring of the credit to accelerate the loan pay-off. As of March 31, 2006, these loans have been reduced to $3.1 million of indirect automobile loans, $500,000 of classified commercial loans, and $1.7 million of nonclassified commercial loans

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at beginning of period	$3,146	2,901
Provision for loan losses	133	360
Net, charge-offs and recoveries	(8)	(221)

Balance at end of period	$3,271	3,040

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued. Impaired collateral dependent loans were as follows (in thousands):

	At March 31,
	2006	2005
Balance at end of period	$502	950

Total related allowance for losses	$502	97

	Three Months Ended March 31,
	2006	2005
Average investment in impaired loans	$610	455

Interest income recognized on impaired loans	$—	—

Interest income received on impaired loans	$—	—

Nonaccrual and past due loans were as follows (in thousands):

	At March 31,
	2006	2005
Nonaccrual loans	$922	1,378
Past due ninety days or more, still accruing	—	—

	$922	1,378

3. Share-Based Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s Income Statements of Operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R) Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). As of December 31, 2005, only 70,831 stock options were not fully vested.

As a result of adopting SFAS 123 (R) on January 1, 2006, the Company’s earnings before income taxes for the three-months ended March 31, 2006, was approximately $44,000 lower than if it had continued to be accounted for as share-based compensation under Opinion 25.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Share-Based Compensation, Continued. As of March 31, 2006, the Company had 52,165 nonvested options outstanding and there was $142,000 of total unrecognized compensation cost related to these nonvested options. This cost is expected to be recognized monthly on a straight-line basis as each option is vested through March 31, 2008.

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense over the options’ vesting periods (in thousands, except per share data).

Three Months Ended March 31, 2005
Net earnings, as reported	$77
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards	(26)

Proforma net earnings	$51

Earnings per share:
Basic, as reported	$0.02

Diluted, as reported	$0.02

Basic, proforma	$0.01

Diluted, proforma	$0.01

The Company has adopted stock option plans for certain key employees and directors of the Company. A total of 563,000 shares of common stock have been reserved under these plans. 80,017 shares remain available for grant at March 31, 2006. The exercise price of the stock options granted under these plans must at least equal the fair market value of the common stock at the date of grant. The options granted to employees generally have ten year terms and vest over periods of up to three years. The options issued to directors generally are fully vested on the date of grant and have ten year terms.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Share-Based Compensation, Continued. A summary of stock option transactions follows:

	Number of Options	Range of Per Share Option Price	Weighted- Average Per Share Price	Aggregate Option Price
				(in thousands)
Outstanding at December 31, 2005	456,449	$10.00-17.95	$13.64	$6,228
Granted	6,000	$16.77-17.05	16.79	101
Exercised	(5,457)	$10.00-13.25	12.13	(66)
Expired	(1,666)	$15.60	15.60	(26)

Outstanding at March 31, 2006	455,326	$10.00-17.95	13.70	$6,237

The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.58%	4.32%
Dividend yield	—%	—%
Expected volatility	4.30%	13.72%
Expected life in years	6.50	10.00

Per share fair value of options at grant date	$4.26	$4.97

4. Regulatory Capital. The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2006 of the regulatory capital requirements and the Company’s and the Bank’s actual capital on a percentage basis:

	Actual	Well Capitalized Regulatory Minimum
Total capital to risk-weighted assets:
Company	19.82%	10.00%
Bank	11.86%	10.00%
Tier I capital to risk-weighted assets:
Company	18.95%	6.00%
Bank	11.00%	6.00%
Tier I capital to total assets - leverage ratio:
Company	12.73%	5.00%
Bank	7.39%	5.00%

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. (Loss) Earnings Per Share. (Loss) earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not considered dilutive securities for the three months ended 2006 for purposes of calculating diluted EPS due to the net loss incurred by the Company. Outstanding stock options are considered dilutive securities for the three months ended March 31, 2005, for purposes of calculating diluted EPS, which is computed using the treasury stock method.

The following table presents the calculations of the weighted-average number of shares for diluted EPS for the three-months ended March 31, 2005.

Weighted-Average Shares 2005
Three Months Ended March 31:
For Basic EPS	3,757,597
Effect of dilutive securities-
Incremental shares from assumed conversion of options	67,377

For Diluted EPS	3,824,974

6. Branch Expansion. During the quarter ended March 31, 2006, the Bank opened two new branches and entered into a $1.75 million sales/leaseback agreement (“Sales/Leaseback Agreement”) for the Bank’s operations center where the residential lending division is located. As part of the Sales/Leaseback Agreement, the Company agreed to a one-year leaseback of approximately 5,500 square feet of the operations center where it will continue to house its residential lending operations during the lease term with approximately an annual base rent of $81,500.

As part of our strategy to expand our banking franchise, we have agreed to lease six former bank branch facilities located in Hillsborough, Manatee, Pinellas and Pasco counties (“Acquired Branches”) from American Financial Realty Trust (“AFRT”). We executed 15-year leases with AFRT for each of these locations on September 14, 2005 and, after obtaining the necessary regulatory approvals, we took possession of these branches during December 2005 and intend to open the Acquired Branches in 2006. The first of these branches was opened in April 2006. The initial annual base rent of the Acquired Branches is approximately $730,000. The Company will pay all the occupancy expenses associated with each lease. In addition to annual base rent and occupancy expenses, we also will be required to pay an annual management fee equal to 3% of the then-annual base rent. As a result, the Company will carry these lease expenses and other expenses associated with the Acquired Branches prior to their opening. The Company also will need to renovate each of the Acquired Branches and hire employees to operate each of these branches. Historically, renovations have cost between $250,000 to $500,000 per branch. Each lease has three five-year options to renew and contain provisions for automatic annual adjustments to the annual base rent in an amount equal to the greater of 3% or the CPI increase.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Branch Expansion, Continued. If the Company experiences delays in opening any of the Acquired Branches, it will be forced to carry the lease and occupancy costs for a longer period of time without the offsetting revenue associated with an opened and operational Acquired Branch. The Company plans to open the remaining Acquired Branches and four de novo branches during the remainder of 2006.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Coast Financial Holdings, Inc. and subsidiary (the “Company”) as of March 31, 2006, and the related interim condensed consolidated statements of operations, cash flows and changes in stockholders’ equity for the three-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

April 18, 2006

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

A Note About Forward Looking Statements

This Quarterly Report on Form 10-Q (including the exhibits hereto) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” “objective,” “goal,” “project,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.” These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Some factors include, but are not limited to those described or referenced under “Item 1A. Risk Factors,” and the following:

•

general economic conditions, either nationally or in Florida, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a decreased demand for our services and products;

•	changes in the interest rate environment which could reduce our margins and increase defaults in our loan portfolio;

•	the adequacy of our credit risk management and the allowance for loan losses, the Bank’s asset quality, and our ability to collect on delinquent loans;

•	changes in the value of collateral securing loans that we have made;

•	the availability of and costs associated with sources of liquidity;

•	changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;

•

our ability to identify, consummate and manage additional branch expansion or acquisition opportunities and, with respect to branch opportunities identified and acquired, to successfully open and operate new branches in a timely and cost effective manner or, with respect to acquisition opportunities consummated, to successfully manage the integration of acquired businesses;

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

•

changes in political conditions or in the legislative or regulatory environment that adversely affects the businesses in which we are engaged, including the impact of any changes in laws and regulations relating to banking, securities, taxes, and insurance (such as changes in regulatory fees and capital requirements);

•	changes occurring in consumer spending, saving, and borrowing habits;

•	changes in trade, tax, monetary, or fiscal policies, including the interest rate policies of the Federal Reserve Board;

•	money market and monetary fluctuations, and changes in inflation and in the securities markets;

•	changes in technology;

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

Many of these factors are beyond our control, and you should read carefully the factors described in “Risk Factors” in the Company’s filings (including this report, our Form 10-K and our registration statements) with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. All written or oral forward looking statements that one made or attributable to us are expressly qualified in their entity by this cautionary notice. These forward-looking statements speak only as of the date on which such statement is made. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

General

Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank” or “Coast Bank”) (collectively, the “Company”).

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its fifteen banking offices located in Hillsborough, Manatee and Pinellas counties, Florida. Three of our fifteen branches have been opened in 2006, including our first branch in Hillsborough county which was opened in April 2006.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss on a consolidated basis the operating results and financial condition of the Company for the quarters ended March 31, 2006 and 2005. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations. You should read this discussion together with your review of our consolidated financial statements and the related notes contained herein.

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005

General. For the three months ended March 31, 2006, the Company reported a net loss of approximately $314,000, or basic and diluted losses per share of $0.05 compared to a net earnings of $77,000, or a basic and diluted earnings per share of $0.02 for the three months ended March 31, 2005. The decrease in net earnings was attributable primarily to an increase in noninterest expenses, which was partially offset by an increase in net interest income. The increase in noninterest expense was primarily due to branch expansion costs and increased advertising and marketing costs.

Our total assets increased 37% to $582 million at March 31, 2006, compared to $424 million a year earlier. Book value per share improved to $11.25 at March 31, 2006, from $9.27 a year earlier, largely as a result of the follow-up offering completed in the fourth quarter of 2005.

Our net loans increased 32%, to $427 million at March 31, 2006, compared to $323 million a year earlier. Of the total, portfolio loans consisted of approximately $16.5 million in commercial loans, approximately $126.2 million in commercial real estate loans, approximately $252.9 million in residential real estate loans, and approximately $33.1 in consumer and other loans, net of deferred cost and allowance for loan losses of approximately $(1.4) million. The allowance for loan losses increased from $3.0 at March 31, 2005 to $3.2 million at March 31, 2006. The allowance for loan losses at March 31, 2006 was 0.76% of portfolio loans.

Net Interest Income. Net interest income increased to $4.0 million during the three months ended March 31, 2006, from $3.0 million for the same period in 2005. Interest on loans for the three months ended March 31, 2006 was $7.0 million, resulting from an average yield of 6.98% compared to $4.8 million resulting from an average yield of 6.25% for the three months ended March 31, 2005. The increase in interest on loans was primarily due to an increase in the average loan balance to $409.4 million, during the three months ended March 31, 2006 compared to $314.2 million, for the three months ended March 31, 2005. Interest on securities increased to $925,000 during the three months ended March 31, 2006, from $452,000 for the same period in 2005. The increase in interest income on securities was primarily due to the increase in the average security balance to $85.8 million during the three months ended March 31, 2006 from $57.2 million for the three months ended March 31, 2005 complemented by a 116 basis point increase in yield over the same period. Interest on other interest earning assets increased to $292,000 during the three months ended March 31, 2006, from $7,000 during the three months ended March 31, 2005.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005, Continued

Interest expense on interest bearing liabilities increased to $4.2 million during the three months ended March 31, 2006, compared to $2.3 million during the three months ended March 31, 2005. The increase was due to an increase in the average balance of interest bearing liabilities, to $454.1 million in 2006 from $335.4 million in 2005 in addition to a 96 basis point increase in rate.

Provision for Loan Losses. The provision for loan losses was $133,000 for the three months ended March 31, 2006 compared to $360,000 for the three months ended March 31, 2005. The decrease in the provision was primarily due to a minimal amount of charged-off loans during the quarter ended March 31, 2006. Commercial real estate loans grew 14% and comprise 29% of the Bank’s loan portfolio at March 31, 2006, compared to 34% at March 31, 2005. Residential construction and land loans grew 70% and now account for 43% of loans, compared to 34% at March 31, 2005.

At March 31, 2006 and 2005, we had total net portfolio loans of approximately $427.2 million and $323.4 million respectively. The allowance for loan losses was $3.2 million and $3.0 million at March 31, 2006 and 2005, respectively, representing 0.76% and 0.93% of total net loans at the end of each period. While management believes that its allowance for loan losses is adequate as of March 31, 2006, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $564,000 for the three months ended March 31, 2006 compared to $576,000 for the three months ended March 31, 2005. The decrease was due to the decreases in gains recognized on the sale of loans held for sale.

Noninterest Expenses. Noninterest expense increased to $4.9 million for the three months ended March 31, 2006 compared to $3.1 million for the three months ended March 31, 2005. Our most significant noninterest expenses, those related to salaries and employee benefits, were approximately 49.8% and 52.4%, respectively, of such noninterest expenses for the three months ended March 31, 2006 and 2005. The increase in noninterest expense in 2006 was due primarily to salaries and employee benefits and occupancy expenses due to the opening of two branch offices, and the hiring of employees to support the overall growth of the Bank and an increase of $279,000 in advertising expenditures. The total noninterest expense for the two branches opened for the three months ended March 31, 2006 is approximately $121,000 and $262,000 for the Acquired Branches.

Income Taxes. The income tax benefit for the three months ended March 31, 2006 was $173,000, which equates to an effective rate of 35.5% compared to a tax provision of $55,000 for the three months ended March 31, 2005, which equates to an effective rate of 41.7%.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2006 and 2005, Continued

Average Balances and Average Rates. The following table sets forth, for the three months ended March 31, 2006 and 2005, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	Three Months Ended
	March 31, 2006			March 31, 2005
	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)
	(dollars in thousands)
Interest-earning assets:
Loans (3)	$409,417	7,044	6.98%	$314,226	4,841	6.25%
Investment securities (4)	85,824	925	4.37	57,178	452	3.21
Other interest-earning assets (5)	26,605	292	4.46	1,183	7	2.40

Total interest-earning assets/interest income/average yield earned	521,846	8,261	6.42	372,587	5,300	5.77

Total noninterest earning assets	42,748			29,510

Total assets	$564,594			$402,097

Interest-bearing liabilities:
NOW	$36,741	178	1.97	$15,672	13	0.34
Money market	46,777	364	3.16	75,417	400	2.15
Savings	4,700	6	0.52	3,905	5	0.52
Time	339,800	3,511	4.19	208,215	1,737	3.38

Total interest-bearing deposits	428,018	4,059	3.85	303,209	2,155	2.88
Other borrowings	26,084	179	2.78	32,190	174	2.19

Total interest-bearing liabilities/interest expense/average rate paid	454,102	4,238	3.78	335,399	2,329	2.82

Total noninterest bearing liabilities	37,100			31,776

Total liabilities	491,202			367,175
Shareholders’ equity	73,392			34,922

Total liabilities and shareholders’ equity	$564,594			$402,097

Net interest income		$4,023			$2,971

Interest-rate spread (6)			2.64%			2.95%

Net interest margin (7)			3.13%			3.23%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.15			1.11

(1)	Average balance represents the average daily balance for the quarters ended March 31, 2006 and 2005.
(2)	Annualized for the three months ended.
(3)	Non-accruing loans are included in computation of average balance.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

(4)	The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Includes FHLB stock.
(5)	Includes federal funds sold and securities purchased under agreements to resell.
(6)	Interest rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest earning assets.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2006, was from net deposit inflows of approximately $28.6 million, principle repayments and calls of securities available for sale of approximately $5.4 million, an increase in other borrowings of approximately $3.6 million and proceeds from sale of property and equipment of approximately $1.6 million. Cash was used primarily to originate net loans of approximately $36.5 million, to purchase securities of approximately $16.1 million, and to purchase premises and equipment of approximately $1.3 million. Management will continue to attempt to acquire short-term deposits and low cost transaction accounts. At March 31, 2006, the Bank exceeded its regulatory liquidity requirements.

As part of our expansion plans, as of April 20, 2006, we have opened three new branches during 2006; two in Pinellas County and one in Hillsborough County. The newest branch was opened in April. We have agreed to lease from American Financial Realty Trust six former bank branch facilities located in the greater Tampa Bay region, (the “Acquired Branches”). We have entered into 15-year leases for each of these Acquired Branches which will obligate us to pay initial annual base rent in an aggregate of approximately $730,000, as well as other occupancy expenses. Further, we will be required to pay an annual management fee equal to 3% of the then-annual base rent. We will carry these lease expenses and other expenses associated with the Acquired Branches prior to their opening. In addition to these carrying costs, we will need to renovate each of these branch locations and hire employees to operate each of these branches. Historically, renovations have cost between $250,000 to $500,000 per branch. The Hillsborough County branch opened April 2006 is an Acquired Branch and we anticipate opening the other Acquired Branches during the remainder of 2006. In addition to the Acquired branches, we also plan to open four de novo branches during the remainder of 2006. We anticipate that the net proceeds from the sale of our common shares in November 2005 will provide the necessary capital for our current expansion activities and will otherwise satisfy our capital requirements for the foreseeable future.

The Company also has the ability to borrow funds from the FHLB to supplement its liquidity needs. In addition to its FHLB borrowing capacity, Coast Bank also has arranged for a line of credit with Independent Bankers’ Bank, bearing interest at prime minus 1% and a $4.5 million line of credit with Compass Bank, which bears interest at the then current federal funds rate, to be used to purchase federal funds.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Although the sale of equity securities is the most likely source of such funds, there is no assurance that the Company will not seek other financing alternatives, that the Company will be able the obtain additional financing, if needed, or, if available, that it can be obtained on terms favorable to the Company.

At March 31, 2006 and 2005, stockholders’ equity was approximately $73.2 million (or 12.59% of total assets), and $34.9 (or 8.22% of total assets), respectively. Book value per common share was $11.25 at March 31, 2006, $9.27 at March 31, 2005.

Off-Balance Sheet Financial Instruments

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit, unused lines of credit and unfunded construction loans. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the condensed consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

Unused lines of credit and commitments to extend credit typically results in loans with a market interest rate.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

The following table is a summary of the amounts of the financial instruments, with off-balance sheet risk, at March 31, 2006 (in thousands):

Contract Amount
Commitments to extend credit	$570

Standby letters of credit	$712

Unused lines of credit	$34,273

Unfunded construction loans	$189,421

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

Selected Ratios

The following are presented for the dates and periods indicated:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005	Three Months Ended March 31, 2005
Average equity as a percentage of average assets	13.00%	9.32%	8.69%
Equity to total assets at end of period	12.59%	13.40%	8.22%
Return on average assets (1)	(0.23)%	(0.13)%	0.08%
Return on average equity (1)	(1.73)%	(1.43)%	0.88%
Dividend payout ratio (2)	N/A	N/A	N/A

(1)	Annualized for the three months ended March 31.
(2)	The Company has not paid dividends on common stock since inception.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk from December 31, 2005. For information regarding the Company’s market risk, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, subject to the limitations disclosed above, were effective as of March 31, 2006.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(4) of the Exchange Act) that occurred during the first quarter of our 2006 fiscal year that has materially affected, or in other factors that could or is reasonably likely to materially affect, these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company and its wholly-owned subsidiary, Coast Bank of Florida, are periodically parties to or otherwise involved in legal proceedings arising in the ordinary course of business. Management does not believe that there is any proceeding threatened or pending against the Company or Coast Bank of Florida which, if determined adversely, would have a material affect on the business, results of operations, cash flows or financial position of the Company or Coast Bank of Florida.

Item 1A. Risk Factors.

An investment in our common shares involves certain risks, including those identified and described in Item 1A. of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2005 (“Form 10-K”), as well as cautionary statements contained in this form 10-Q under the caption “A Note About Forward Looking Statements” set forth in Part I, Item 2 of this form 10-Q. Other than with respect to the risk factor described below, there have been no material change in the risk factors previously disclosed in the Company’s Form 10-K. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in the Form 10-K.

We may not be able to expand our banking franchise throughout the greater Tampa Bay region at our anticipated pace during 2006.

Although our expansion plans for 2006 originally included the opening of eight branch facilities to be leased from AFRT, as well as 4 other de novo branch locations, AFRT advised the Company that two of the branch locations for which the Company had successfully submitted bids will not be available to the Company. These locations, both of which were located in Lakeland, Florida (“Lakeland Sites”), were made available as a result of the merger between Wachovia Corporation (“Wachovia”) and SouthTrust Corporation (“SouthTrust”). Although the Lakeland Sites originally had been made available to AFRT to lease to other financial institutions, these locations were later withdrawn by Wachovia in order to comply with the terms of the Department of Justice’s approval of the Wachovia and SouthTrust merger. The Company was not timely made aware of this development and, although the Lakeland Sites were then put up for bid by Wachovia in accordance with the Department of Justice’s order, the Company was unable to submit an independent bid for the Lakeland Sites. Accordingly, the Company will not be establishing branches at either of the Lakeland Sites.

The Company will attempt to seek suitable replacement sites. However, the Company can provide no assurance that it will be able to locate suitable replacement sites, that such sites, if any, will be available on terms favorable to the Company, or that such sites will be located in or near the Lakeland, Florida area. Although our goal is to continue to expand our branch network in the greater Tampa Bay region over the next few years, we may not be able to maintain our expansion goals. Further, we can provide no assurance that we will be able to overcome these risks or any other problems encountered in executing our branch expansion strategy.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

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

COAST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: April 28, 2006	By:	/s/ Brian P. Peters
Brian P. Peters, President and Chief
Executive Officer

Date: April 28, 2006	By:	/s/ Brian F. Grimes
Brian F. Grimes, Executive Vice President and
Chief Financial Officer