Form 10-Q
period 2006-06-30
COAST FINANCIAL HOLDINGS INC
filed 2006-07-28
CIK 1262276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1394 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act). check one:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date;

Common Stock, par value $5.00 per share	6,509,057 shares
(class)	Outstanding at July 21, 2006

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$16,649	$25,203
Federal funds sold and securities purchased under agreements to resell	4,930	22,810

Cash and cash equivalents	21,579	48,013

Securities available for sale	86,977	79,029
Loans, net of allowance for loan losses of $3,446 and $3,146, respectively	479,173	390,867
Federal Home Loan Bank stock, at cost	1,640	1,289
Premises and equipment, net	26,161	24,780
Accrued interest receivable	2,941	2,218
Deferred income taxes	3,289	2,471
Other assets	2,913	1,627

Total assets	$624,673	$550,294

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$31,248	$33,302
Savings, NOW and money-market deposits	101,007	84,635
Time deposits	391,075	331,520

Total deposits	523,330	449,457
Federal Home Loan Bank advances	10,000	10,000
Other borrowings	15,928	14,367
Other liabilities	3,116	2,707

Total liabilities	552,374	476,531

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 6,509,057 and 6,503,600 shares issued and outstanding in 2006 and 2005	32,545	32,518
Additional paid-in capital	45,597	45,591
Accumulated deficit	(4,856)	(3,839)
Accumulated other comprehensive loss	(987)	(507)

Total stockholders’ equity	72,299	73,763

Total liabilities and stockholders’ equity	$624,673	$550,294

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income:
Loans	$8,098	5,476	15,143	10,317
Securities	1,020	522	1,945	974
Other interest-earning assets	97	8	389	15

Total interest income	9,215	6,006	17,477	11,306

Interest expense:
Deposits	4,815	2,630	8,875	4,785
Borrowings	208	237	387	411

Total interest expense	5,023	2,867	9,262	5,196

Net interest income	4,192	3,139	8,215	6,110
Provision for loan losses	174	1,522	307	1,882

Net interest income after provision for loan losses	4,018	1,617	7,908	4,228

Noninterest income:
Service charges on deposit accounts	115	125	239	247
Gain on sale of loans held for sale	433	486	843	927
Other service charges and fees	15	13	32	26
Other	—	4	13	4

Total noninterest income	563	628	1,127	1,204

Noninterest expenses:
Employee compensation and benefits	2,700	1,746	5,161	3,346
Occupancy and equipment	1,121	546	2,052	953
Data processing	238	220	482	431
Professional fees	235	347	434	444
Telephone, postage and supplies	378	261	690	495
Advertising	505	354	941	511
Other	461	300	818	649

Total noninterest expenses	5,638	3,774	10,578	6,829

Loss before income tax benefit	(1,057)	(1,529)	(1,543)	(1,397)
Income tax benefit	(353)	(571)	(526)	(516)

Net loss	$(704)	(958)	(1,017)	(881)

Loss per share basic and diluted	$(0.11)	(0.25)	(0.16)	(0.23)

Weighted-average number of common shares outstanding, basic and diluted	6,509,057	3,757,650	6,507,703	3,757,623

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2006 and 2005

($ in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity
Balance at December 31, 2004	$18,780	19,448	(3,224)	(56)	34,948

Comprehensive loss:
Net loss (unaudited)	—	—	(881)	—	(881)
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	19	19

Comprehensive loss (unaudited)					(862)

Proceeds from exercise of common stock options (1,600 shares) (unaudited)	8	8	—	—	16

Balance at June 30, 2005 (unaudited)	$18,788	19,456	(4,105)	(37)	34,102

Balance at December 31, 2005	$32,518	45,591	(3,839)	(507)	73,763

Comprehensive loss:
Net loss (unaudited)	—	—	(1,017)	—	(1,017)
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	(480)	(480)

Comprehensive loss (unaudited)					(1,497)

Proceeds from exercise of common stock options (5,457 shares) (unaudited)	27	39	—	—	66
Tax effect from exercise of common stock options (1,624 shares) (unaudited)	—	4	—	—	4
Share Based Compensation expense (unaudited)	—	113	—	—	113
Offering costs relating to 2005 common stock offering paid in 2006 (unaudited)	—	(150)	—	—	(150)

Balance at June 30, 2006 (unaudited)	$32,545	45,597	(4,856)	(987)	72,299

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,017)	(881)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	879	589
Provision for loan losses	307	1,882
Deferred income tax benefit	(530)	(516)
Amortization and accretion of discounts and premiums on securities	81	155
Share based compensation expense	113	—
(Gain) loss on sale of property and equipment	(13)	31
Gain on sale of loans held for sale	(843)	(927)
Originations of loans held for sale	(43,196)	(46,998)
Proceeds from sale of loans held for sale	44,039	47,925
Increase in accrued interest receivable	(723)	(304)
(Increase) decrease in other assets	(1,119)	826
Increase in other liabilities	409	571

Net cash (used in) provided by operating activities	(1,613)	2,353

Cash flows from investing activities:
Purchase of securities available for sale	(20,202)	(11,400)
Proceeds from maturities, calls and repayments of securities available for sale	11,405	7,829
Net increase in loans	(88,780)	(63,958)
Purchase of Federal Home Loan Bank stock	(351)	(716)
Purchase of premises and equipment	(3,880)	(5,753)
Proceeds from sale of property and equipment	1,633	25

Net cash used in investing activities	(100,175)	(73,973)

Cash flows from financing activities:
Net increase in deposits	73,873	68,455
Proceeds from Federal Home Loan Bank advances	9,000	61,000
Repayments of Federal Home Loan Bank advances	(9,000)	(51,000)
Net increase in other borrowings	1,561	4,556
Net decrease in federal funds purchased	—	(3,790)
Net increase in repurchase agreement	—	4,731
Payment of offering costs relating to 2005 common stock offering	(150)	—
Proceeds from exercise of common stock options	66	16
Tax effect from exercise of common stock options	4	—

Net cash provided by financing activities	75,354	83,968

Net increase in cash and cash equivalents	(26,434)	12,348
Cash and cash equivalents at beginning of period	48,013	7,122

Cash and cash equivalents at end of period	$21,579	19,470

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,053	5,075

Income taxes	$—	—

Noncash transactions:
Accumulated other comprehensive (loss) income, net change in unrealized loss on securities available for sale, net of taxes	$(480)	19

Transfer of loans to other assets	$167	156

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) (collectively, the “Company”).

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its eighteen banking located in Manatee Pinellas, Hillsborough and Pasco Counties, Florida. Coast Financial Partners, Inc. (“CFP”), a wholly owned subsidiary of the Bank, is an inactive corporation.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2006, the results of operations for the three and six month periods ended June 30, 2006 and 2005 and cash flows for the six-month periods ended June 30, 2006 and 2005. The results of operations and other data for the three and six-month period ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

2. Loan Impairment and Loan Losses. We continued to implement our strategy to exit or restructure certain under-performing, under-collateralized, or high risk loans that were originated prior to February 2004 as part of our asset quality initiative. In February 2004, the lending relationships which we had identified to possess an unsatisfactory level of risk totaled approximately $26.2 million. The composition of these loans at that time was approximately $17.8 million of indirect automobile loans and $8.4 million of commercial loans. With respect to these loans, we sought additional or alternative collateral, a complete exit of the borrower from the Bank, or a restructuring of the credit to accelerate the loan pay-off. As of June 30, 2006, these loans have been reduced to $2.5 million of indirect automobile loans, and $163,000 of commercial loans.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$3,271	3,040	3,146	2,901
Provision for loan losses	174	1,522	307	1,882
Net, (charge-offs) and recoveries	1	(1,375)	(7)	(1,596)

Balance at end of period	$3,446	3,187	3,446	3,187

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued. Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at end of period	$502	475	$502	475

Total related allowance for losses	$502	39	$502	39

Average investment in impaired loans	$502	1,760	$556	1,117

Interest income recognized on impaired loans	$—	—	$—	—

Interest income received on impaired loans	$—	—	$—	—

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2006	2005
Nonaccrual loans	$1,088	1,072
Past due ninety days or more, still accruing	—	—

	$1,088	1,072

3. Share-Based Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of APB Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (R) Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

In addition, prior to the adoption of SFAS 123(R), the tax benefits of stock option exercises were classified as operating cash flows. Since the adoption of SFAS 123(R), tax benefits resulting from tax deductions in excess of the compensation cost recognized for options are classified as financing cash flows. As the Company adopted the modified prospective transition method, the prior period cash flow statement was not adjusted to reflect current period presentation.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Share-Based Compensation, Continued. The following table illustrates the effect on net losses and losses per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and six months ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense as the options vest (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(958)	$(881)

Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(31)	(48)

Proforma net loss	(989)	(929)

Basic and diluted loss per share:
As reported	(0.25)	(0.23)

Proforma	(0.26)	(0.25)

The Company has adopted stock option plans in 2003, 2005 and on May 16, 2006 for certain key employees and directors of the Company. A total of 968,000 shares of common stock have been reserved under these plans. 480,598 shares remain available for grant at June 30, 2006. The exercise price of the stock options granted under these plans must at least equal the fair market value of the common stock at the date of grant. The options granted to employees generally have ten year terms and one third vest immediately with the remaining vesting over two years. The options issued to directors generally are fully vested on the date of grant and have ten year terms.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Share-Based Compensation, Continued.

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	456,449	$13.64
Granted	11,586	16.59
Exercised	(5,457)	12.13
Expired	(2,833)	15.60

Outstanding at June 30, 2006	459,745	$13.72	7.5	$1,186

Exercisable at June 30, 2006	410,415	$13.48	7.3	$1,157

There were no options exercised during the three months ended June 30,2006. The total intrinsic value of options exercised during the six months ended June 30, 2006 was approximately $66,000. At June 30, 2006, there was approximately $93,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 12 months. The total fair value of shares vesting and recognized as compensation expense was approximately $69,000 and $113,000 for the three and six months ended June 30, 2006, respectively, and the associated income tax benefit recognized was approximately $10,000 in the three and six months ended June 30, 2006.

The fair value of each option granted for the three and six months ended June 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Risk-free interest rate	5.08%	4.34%	4.83%	4.34%
Dividend yield	—%	—%	—%	—%
Expected volatility	18.10%	4.52%	18.32%	4.52%
Expected life in years	5.00	5.75	5.26	5.75

Per share fair value of options at grant date	$4.60	$6.01	$4.73	$6.01

As part of its adoption SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term((vesting term and original contractual term)/2). Prior to 2006 the expected volatility was based on industry standards, however, in 2006 it is based on the Company’s historical volatility.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Regulatory Capital. The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2006 of the regulatory capital requirements and the Company’s and the Bank’s actual capital on a percentage basis:

	Actual	Well Capitalized Regulatory Minimum
Total capital to risk-weighted assets:
Company	17.92%	10.00%
Bank	11.86%	10.00%
Tier I capital to risk-weighted assets:
Company	17.08%	6.00%
Bank	11.03%	6.00%
Tier I capital to total assets - leverage ratio:
Company	11.95%	5.00%
Bank	7.71%	5.00%

5. Loss Per Share. Loss per share of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not considered dilutive securities for the three and six month periods ended June 30, 2006 and 2005 due to the net loss incurred by the Company.

6. Subsequent Event – Change in Management. Effective July 17, 2006, the Company and the Bank, and Brian P. Peters, President and Chief Executive Officer of both entities, agreed to terminate their relationship. Under the terms of his employment agreement, Mr. Peters will receive a lump sum severance payment of $742,900. Further, in exchange for his resignation from the board of directors of the Company and the Bank, and as an expression of gratitude for his service, the exercise period for all of Mr. Peter’s outstanding stock options have been extended. Each option is now exercisable for a period of 10 years from their date of grant. The compensation cost recognized as a result of the extension of the exercise period for Mr. Peter’s options to be recorded in the quarter ending September 30, 2006 will be approximately $106,000. As a result of Mr. Peter’s termination the Company expects to expense approximately $479,000 after tax in the third quarter of 2006.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, have made a limited review of the financial data as of June 30, 2006, and for the three and six-month periods ended June 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Coast Financial Holdings, Inc. and subsidiary (the “Company”) as of June 30, 2006, and the related interim condensed consolidated statements of operations for the three and six-month periods ended June 30, 2006 and 2005, and the related interim condensed consolidated statements of Changes in Stockholders’ Equity and Cash Flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

July 19, 2006

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

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its eighteen banking offices located in Hillsborough, Manatee, Pinellas and Pasco counties, Florida. Four of our eighteen branches have been opened during the quarter ended June 30, 2006, including our first branch in Pasco county which was opened in June 2006.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss on a consolidated basis the operating results and financial condition of the Company for the quarters ended June 30, 2006 and 2005. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations. You should read this discussion together with your review of our consolidated financial statements and the related notes contained herein.

Comparison of Financial Condition at June 30, 2006 and December 31,2005

Our total assets increased 13.6% to $625 million at June 30, 2006, compared to $550 million at December 31, 2005. Book value per share for the quarter ended June 30, 2006 was $11.11 compared to $11.34 for the year ending December 31, 2005.

Our net loans increased 22.5%, to $479 million at June 30, 2006, compared to $391 million at December 31, 2005. Of the total, portfolio loans consisted of approximately $13.7 million in commercial loans, approximately $131.7 million in commercial real estate loans, approximately $295.7 million in residential real estate loans, and approximately $39.8 million in consumer and other loans, net of deferred cost and allowance for loan losses of approximately $1.7 million. The allowance for loan losses increased from $3.1 million at December 31, 2005 to $3.4 million at June 30, 2006. The allowance for loan losses at June 30, 2006 was 0.72% of portfolio loans.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005

General. For the three months ended June 30, 2006, the Company reported a net loss of approximately $704,000, or basic and diluted losses per share of $0.11 compared to a net loss of approximately $958,000, or a basic and diluted earnings per share of $0.25 for the three months ended June 30, 2005. The decrease in net loss was attributable primarily to a decrease in the provision for loan losses in addition to an increase in net interest income, partially offset by an increase in noninterest expense and a decrease in noninterest income. The decrease in loan loss provision was primarily due to the increased second quarter 2005 loan loss provision due to high risk loans identified as part of our 2004 loan review, including those which resulted in a $1.1 million charge-off in the second quarter of 2005 and the increase in noninterest expense was primarily due to branch expansion costs and increased advertising and marketing cost.

Net Interest Income. Net interest income increased to $4.2 million during the three months ended June 30, 2006, from $3.1 million for the same period in 2005. Interest on loans for the three months ended June 30, 2006 was $8.1 million, resulting from an average yield of 7.19% compared to $5.5 million resulting from an average yield of 6.34% for the three months ended June 30, 2005. The increase in interest on loans was primarily due to an increase in the average loan balance to $452 million, during the three months ended June 30, 2006 compared to $347 million, for the three months ended June 30, 2005. Interest on securities increased to $1.0 million during the three months ended June 30, 2006, from $522,000 for the same period in 2005. The increase in interest income on securities was primarily due to the increase in the average security balance to $90 million during the three months ended June 30, 2006 from $60 million for the three months ended June 30, 2005 complemented by a 103 basis point increase in yield over the same period. Interest on other interest earning assets increased to $97,000 during the three months ended June 30, 2006, from $8,000 for the same period in 2005.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005, Continued

Net Interest Income, continued. Interest expense on interest bearing liabilities increased to $5.0 million during the three months ended June 30, 2006, compared to $2.9 million during the three months ended June 30, 2005. The increase was due to an increase in the average balance of interest bearing liabilities, to $486 million in 2006 from $372 million in 2005 in addition to a 105 basis point increase in rate.

Provision for Loan Losses. The provision for loan losses was $174,000 for the three months ended June 30, 2006 compared to $1.5 million for the three months ended June 30, 2005. The decrease in the provision was primarily due to the provision for the three months ended June 30, 2005 being substantially increased due to Legacy Loans, including those Legacy Loans with three different borrowers, which resulted in charge-offs of $1.1 million for the three months ended June 30, 2005. There was a minimal amount of charged-off loans during the quarter ended June 30, 2006. Commercial real estate loans grew 4% and comprise 27% of the Bank’s loan portfolio at June 30, 2006, compared to 35% at June 30, 2005. Residential construction and land loans grew 66% and now account for 45% of loans, compared to 36% at June 30, 2005. Residential real estate loans grew 48% and comprise 17% of the Bank’s loan portfolio at June 30, 2006, compared to 15% at June 30, 2005.

At June 30, 2006 and 2005, we had total net portfolio loans of approximately $479 million and $360 million respectively. The allowance for loan losses was $3.4 million and $3.2 million at June 30, 2006 and 2005, respectively, representing 0.72% and 0.88% of total net loans at the end of each period. While management believes that its allowance for loan losses is adequate as of June 30, 2006, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $563,000 for the three months ended June 30, 2006 compared to $628,000 for the three months ended June 30, 2005. The decrease was due to the decreases in gains recognized on the sale of loans held for sale.

Noninterest Expenses. Noninterest expense increased to $5.6 million for the three months ended June 30, 2006 compared to $3.8 million for the three months ended June 30, 2005. Our most significant noninterest expenses, those related to salaries and employee benefits, were approximately 47.9% and 46.3%, respectively, of such noninterest expenses for the three months ended June 30, 2006 and 2005. The increase in noninterest expense during the quarter ended June 30, 2006 was due primarily to salaries and employee benefits and occupancy expenses due to the opening of four branch offices, and the hiring of employees to support the overall growth of the Bank and an increase of $151,000 in advertising expenditures. The total noninterest expense for the four branches opened for the three months ended June 30, 2006 is approximately $455,000.

Income Taxes. The income tax benefit for the three months ended June 30, 2006 was $353,000, which equates to an effective rate of 33.4% compared to a tax benefit of $571,000 for the three months ended June 30, 2005, which equates to an effective rate of 37.3%.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2006 and 2005, Continued

Average Balances and Average Rates. The following table sets forth, for the three months ended June 30, 2006 and 2005, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	Three Months Ended
	June 30, 2006			June 30, 2005
	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)
	(dollars in thousands)
Interest-earning assets:
Loans (3)	$452,021	8,098	7.19%	$346,547	5,476	6.34%
Investment securities (4)	89,925	1,020	4.55	59,503	522	3.52
Other interest-earning assets (5)	7,787	97	4.99	1,239	8	2.59

Total interest-earning assets	549,733	9,215	6.72	407,289	6,006	5.91

Total noninterest earning assets	43,824			34,798

Total assets	$593,557			$442,087

Interest-bearing liabilities:
NOW	$42,624	263	2.47	$17,286	14	0.32
Money market	45,307	438	3.87	69,021	409	2.38
Savings	4,557	6	0.52	4,031	5	0.50
Time	366,716	4,108	4.49	244,535	2,202	3.61

Total interest-bearing deposits	459,204	4,815	4.21	334,873	2,630	3.15
Other borrowings	26,985	208	3.09	36,940	237	2.57

Total interest-bearing liabilities	486,189	5,023	4.14	371,813	2,867	3.09

Total noninterest bearing liabilities	34,735			35,704

Total liabilities	520,924			407,517
Stockholders’ equity	72,633			34,570

Total liabilities and shareholders’ equity	$593,557			$442,087

Net interest income		$4,192			$3,139

Interest-rate spread (6)			2.58%			2.82%

Net interest margin (7)			3.06%			3.09%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.10

(1)	Average balance represents the average daily balance for the quarters ended June 30, 2006 and 2005.
(2)	Annualized for the three months ended.
(3)	Non-accruing loans are included in computation of average balance.
(4)	The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Includes FHLB stock.
(5)	Includes federal funds sold and securities purchased under agreements to resell.
(6)	Interest-rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2006 and 2005

General. For the six months ended June 30, 2006, the Company reported a net loss of approximately $1.0 million, or basic and diluted loss per share of $0.16 compared to a net loss of approximately $881,000, or a basic and diluted loss per share of $0.23 for the six months ended June 30, 2005. The increase in net loss was attributable primarily to an increase in noninterest expenses, which was partially offset by an increase in net interest income and a decrease in the provision for loan losses. The increase in noninterest expense was primarily due to branch expansion costs and increased advertising and marketing costs.

Net Interest Income. Net interest income increased to $8.2 million during the six months ended June 30, 2006, from $6.1 million for the same period in 2005. Interest on loans for the six months ended June 30, 2006 was $15.1 million, resulting from an average yield of 7.09% compared to $10.3 million resulting from an average yield of 6.30% for the six months ended June 30, 2005. The increase in interest on loans was primarily due to an increase in the average loan balance to $430.8 million, during the six months ended June 30, 2006 compared to $330.5 million, for the six months ended June 30, 2005. Interest on securities increased to $1.9 million during the six months ended June 30, 2006, from $1.0 million for the same period in 2005. The increase in interest income on securities was primarily due to the increase in the average security balance to $87.9 million during the six months ended June 30, 2006 from $58.3 million for the six months ended June 30, 2005 complemented by a 109 basis point increase in yield over the same period. Interest on other interest earning assets increased to $389,000 during the six months ended June 30, 2006, from $15,000 during the six months ended June 30, 2005.

Interest expense on interest bearing liabilities increased to $9.3 million during the six months ended June 30, 2006, compared to $5.2 million during the six months ended June 30, 2005. The increase was due to an increase in the average balance of interest bearing liabilities, to $470.2 million in 2006 from $353.7 million in 2005 in addition to a 101 basis point increase in rate.

Provision for Loan Losses. The provision for loan losses was $307,000 for the six months ended June 30, 2006 compared to $1.9 million for the six months ended June 30, 2005. The decrease in the provision was primarily due to the provision for the six months ended June 30, 2005 being substantially increased due to Legacy Loans, including those Legacy Loans with three different borrowers, which resulted in charge-offs of $1.1 million for the six months ended June 30, 2005. There was a minimal amount of charged-off loans during the quarter ended June 30, 2006. Commercial real estate loans grew 4% and comprise 27% of the Bank’s loan portfolio at June 30, 2006, compared to 35% at June 30, 2005. Residential construction and land loans grew 66% and now account for 45% of loans, compared to 36% at June 30, 2005. Residential real estate loans grew 48% and comprise 17% of the Bank’s loan portfolio at June 30, 2006, compared to 15% at June 30, 2005.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six -Month Periods Ended June 30, 2006 and 2005, Continued

Provision for Loan Losses, continued. At June 30, 2006 and 2005, we had total net portfolio loans of approximately $479 million and $360 million respectively. The allowance for loan losses was $3.4 million and $3.2 million at June 30, 2006 and 2005, respectively, representing 0.72% and 0.88% of total net loans at the end of each period. While management believes that its allowance for loan losses is adequate as of June 30, 2006, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $1.1 million for the six months ended June 30, 2006 compared to $1.2 million for the six months ended June 30, 2005. The decrease was primarily due to the decreases in gains recognized on the sale of loans held for sale.

Noninterest Expenses. Noninterest expense increased to $10.6 million for the six months ended June 30, 2006 compared to $6.8 million for the six months ended June 30, 2005. Our most significant noninterest expenses, those related to salaries and employee benefits, were approximately 48.8% and 49.0%, respectively, of such noninterest expenses for the six months ended June 30, 2006 and 2005. The increase in noninterest expense in 2006 was due primarily to salaries and employee benefits and occupancy expenses due to the opening of six branch offices, and the hiring of employees to support the overall growth of the Bank and an increase of $430,000 in advertising expenditures. The total noninterest expense for the six branches opened for the six months ended June 30, 2006 is approximately $987,000.

Income Taxes. The income tax benefit for the six months ended June 30, 2006 was $526,000, which equates to an effective rate of 34.1% compared to a tax benefit of $516,000 for the six months ended June 30, 2005, which equates to an effective rate of 36.9%.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six -Month Periods Ended June 30, 2006 and 2005, Continued

Average Balances and Average Rates. The following table sets forth, for the six months ended June 30, 2006 and 2005, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	Six Months Ended
	June 30, 2006			June 30, 2005
	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)
	(dollars in thousands)
Interest-earning assets:
Loans (3)	$430,837	15,143	7.09%	$330,476	10,317	6.30%
Investment securities (4)	87,886	1,945	4.46	58,347	974	3.37
Other interest-earning assets (5)	17,143	389	4.58	1,211	15	2.50

Total interest-earning assets	535,866	17,477	6.58	390,034	11,306	5.85

Total noninterest earning assets	43,289			32,169

Total assets	$579,155			$422,203

Interest-bearing liabilities:
NOW	$39,699	441	2.24	$16,484	26	0.32
Money market	46,038	803	3.52	72,202	809	2.26
Savings	4,628	12	0.52	3,968	10	0.51
Time	353,332	7,619	4.35	226,475	3,940	3.51

Total interest-bearing deposits	443,697	8,875	4.03	319,129	4,785	3.02
Other borrowings	26,537	387	2.94	34,578	411	2.40

Total interest-bearing liabilities	470,234	9,262	3.97	353,707	5,196	2.96

Total noninterest bearing liabilities	35,911			33,751

Total liabilities	506,145			387,458
Stockholders’ equity	73,010			34,745

Total liabilities and shareholders’ equity	$579,155			$422,203

Net interest income		$8,215			$6,110

Interest-rate spread (6)			2.61%			2.89%

Net interest margin (7)			3.09%			3.16%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.14			1.10

(1)	Average balance represents the average daily balance years to date ended June 30, 2006 and 2005.
(2)	Annualized for comparability with full year data.
(3)	Non-accruing loans are included in computation of average balance.
(4)	The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Includes FHLB stock.
(5)	Includes federal funds sold and securities purchased under agreements to resell.
(6)	Interest-rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest-earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2006, was from net deposit inflows of approximately $73.9 million, principle repayments and calls of securities available for sale of approximately $11.4 million, proceeds from Federal Home Loan Bank advances of approximately $9.0 million, an increase in other borrowings of approximately $1.6 million and proceeds from sale of property and equipment of approximately $1.6 million. Cash was used primarily to originate net loans of approximately $88.8 million, to purchase securities of approximately $20.2 million, repay Federal Home Loan Bank advances $9.0 million, and to purchase premises and equipment of approximately $3.9 million. Management will continue to attempt to acquire short-term deposits and low cost transaction accounts. At June 30, 2006, the Bank exceeded its regulatory liquidity requirements.

As part of our expansion plans, the Company has agreed to lease from American Financial Realty Trust six former bank branch facilities located in the greater Tampa Bay region, (the “Acquired Branches”). Four of the six Acquired Branches have opened during the six months ended June 30, 2006, with the remaining two locations expected to open in the remainder of 2006. Additionally, we have opened two de novo branches during the six months ended June 30, 2006, and currently plan to open two more in the remainder of 2006. We have entered into 15-year leases for each of the Acquired Branches, which has obligated us to pay initial annual base rent in an aggregate of approximately $730,000, as well as other occupancy expenses. Further, we are required to pay an annual management fee equal to 3% of the then-annual base rent. We have been carrying these lease expenses and other expenses associated with the Acquired Branches prior to their opening. In addition to these carrying costs, we have needed to renovate and hire employees to operate each of these branches. The renovations on the four open Acquired Branches have cost between $325,000 and $400,000. Renovation costs on the remaining Acquired Branches are currently anticipated to be between $350,000 and $550,000. Ground up construction and renovation costs on the two de novo branches expected to open in the remainder of 2006 are currently anticipated to be between $400,000 and $600,000. We anticipate that the net proceeds from the sale of our common shares in November 2005 will provide the necessary capital for our current expansion activities and will otherwise satisfy our capital requirements for the foreseeable future.

The Company also has the ability to borrow funds from the FHLB to supplement its liquidity needs. In addition to its FHLB borrowing capacity, Coast Bank also has arranged for a $4.0 million line of credit with Independent Bankers’ Bank, and a $4.5 million line of credit with Compass Bank, each of which bears interest at the then current federal funds rate, to be used to purchase federal funds. Additionally, the Company has an available $5.0 million line of credit with Independent Bankers Bank, bearing interest at prime minus 1.0%.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

At June 30, 2006 and 2005, stockholders’ equity was approximately $72.3 million (or 11.57% of total assets), and $34.8 (or 8.22% of total assets), respectively. Book value per common share was $11.11 at June 30, 2006, $9.27 at June 30, 2005.

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

Unused lines of credit and commitments to extend credit typically results in loans with a market interest rate. The following table is a summary of the amounts of the financial instruments, with off-balance sheet risk, at June 30, 2006 (in thousands):

Contract Amount
Commitments to extend credit	$298

Standby letters of credit	$712

Unused lines of credit	$36,492

Unfunded construction loans	$182,585

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

Selected Ratios

The following are presented for the dates and periods indicated:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005	Six Months Ended June 30, 2005
Average equity as a percentage of average assets	12.61%	9.32%	8.23%
Equity to total assets at end of period	11.57%	13.40%	7.28%
Return on average assets (1)	(0.35)%	(0.13)%	(0.42)%
Return on average equity (1)	(2.82)%	(1.43)%	(5.11)%
Dividend payout ratio (2)	N/A	N/A	N/A

(1)	Annualized for the six months ended June 30.
(2)	The Company has not paid dividends on common stock since inception.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, subject to the limitations disclosed above, were effective as of June 30, 2006.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(4) of the Exchange Act) that occurred during the second quarter of our 2006 fiscal year that has materially affected, or in other factors that could or is reasonably likely to materially affect, these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders (the “Annual Meeting”) of the Company, held on May 16, 2006, shareholders were asked to consider and vote on (a) the election of ten directors and (b) the approval and adoption of the Coast Financial Holdings, Inc 2006 Stock Incentive Plan (the “2006 Stock Plan”). At the Annual Meeting, the shareholders elected each of the ten nominees to serve as directors of the Company and approved the approval and adoption of the 2006 Stock Plan.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 4. Submission of Matters to a Vote of Security Holders, continued

At the Annual Meeting, 4,573,790 shares were present in person or by proxy. Listed below are the voting results for each of the matters considered and voted on by the Company’s shareholders at the Annual Meeting:

Election of Directors

Director	For	%	Withheld	%
James K. Toomey	4,193,540	91.7	380,250	8.3
Joseph Gigliotti	4,193,540	91.7	380,250	8.3
Brian F. Grimes	4,179,340	91.4	394,450	8.6
Kennedy Legler, III	4,193,540	91.7	380,250	8.3
Paul G. Nobbs	4,063,062	88.8	510,728	11.2
Thomas M. O’Brien	4,193,540	91.7	380,250	8.3
Brian P. Peters	4,188,040	91.6	385,750	8.4
John R. Reinemeyer	4,193,540	91.7	380,250	8.3
Michael T. Ruffino	4,188,040	91.6	385,750	8.4
M. Alex White	4,179,340	91.4	394,450	8.6

Approval and Adoption of the 2006 Stock Plan

	For	Against	Abstain	Broker Non-Vote
Ratification of the 2006 Stock Option Plan	1,601,495	637,632	1,600	2,333,063

Furthermore, because the votes for approval and adoption of the 2006 Stock Plan exceeded a majority of the votes cast on the proposal at the Annual Meeting, the approval of the 2006 Stock Plan also satisfied applicable Nasdaq rules relating to the approval of stock option plans.

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

Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian F. Grimes, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.2	—

Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Anne V. Lee, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.3	—

Coast Financial Holdings, Inc. Form of Indemnification Agreement entered into with each of the Company’s directors and certain of its officers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2005.

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

10.7	—

Coast Financial Holdings, Inc. Stock Incentive Plan, dated May 16, 2006 (“2006 Plan”), incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.

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

COAST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: July 28, 2006	By:	/s/ Brian F. Grimes
Brian F. Grimes, President and Chief
Executive Officer

Date: July 28, 2006	By:	/s/ Justin D. Locke
Justin D. Locke, Senior Vice President and
Chief Financial Officer