Form 10-Q
period 2006-09-30
COAST FINANCIAL HOLDINGS INC
filed 2006-11-01
CIK 1262276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date;

Common Stock, par value $5.00 per share	6,509,057 shares
(class)	Outstanding at October 30, 2006

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
Assets
Cash and due from banks	$13,619	$25,203
Federal funds sold and securities purchased under agreements to resell	4,596	22,810

Cash and cash equivalents	18,215	48,013

Securities available for sale	87,727	79,029
Loans, net of allowance for loan losses of $3,748 and $3,146, respectively	531,391	390,867
Federal Home Loan Bank stock, at cost	2,000	1,289
Premises and equipment, net	27,184	24,780
Accrued interest receivable	3,453	2,218
Deferred income taxes	3,821	2,471
Other assets	2,415	1,627

Total assets	$676,206	$550,294

Liabilities and Stockholders’ Equity
Liabilities:
Noninterest-bearing demand deposits	$32,710	$33,302
Savings, NOW and money-market deposits	103,150	84,635
Time deposits	432,125	331,520

Total deposits	567,985	449,457

Federal Home Loan Bank advances	20,000	10,000
Other borrowings	13,166	14,367
Other liabilities	3,537	2,707

Total liabilities	604,688	476,531

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 6,509,057 and 6,503,600 shares issued and outstanding in 2006 and 2005	32,545	32,518
Additional paid-in capital	45,767	45,591
Accumulated deficit	(6,312)	(3,839)
Accumulated other comprehensive loss	(482)	(507)

Total stockholders’ equity	71,518	73,763

Total liabilities and stockholders’ equity	$676,206	$550,294

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income:
Loans	$9,367	6,013	24,510	16,330
Securities	1,010	578	2,954	1,552
Other interest-earning assets	169	65	558	80

Total interest income	10,546	6,656	28,022	17,962

Interest expense:
Deposits	5,991	3,110	14,865	7,895
Borrowings	213	207	600	618

Total interest expense	6,204	3,317	15,465	8,513

Net interest income	4,342	3,339	12,557	9,449
Provision for loan losses	275	2	582	1,884

Net interest income after provision for loan losses	4,067	3,337	11,975	7,565

Noninterest income:
Service charges on deposit accounts	126	117	365	364
Gain on sale of loans held for sale	426	491	1,269	1,418
Other service charges and fees	9	17	42	35
Other	—	(8)	13	4

Total noninterest income	561	617	1,689	1,821

Noninterest expenses:
Employee compensation and benefits	3,616	1,915	8,777	5,261
Occupancy and equipment	1,268	614	3,320	1,567
Data processing	281	231	763	662
Professional fees	233	126	667	570
Telephone, postage and supplies	368	287	1,058	782
Advertising	522	356	1,463	867
Other	631	247	1,450	896

Total noninterest expenses	6,919	3,776	17,498	10,605

(Loss) earnings before income tax (benefit) provision	(2,291)	178	(3,834)	(1,219)
Income tax (benefit) provision	(835)	72	(1,361)	(444)

Net (loss) earnings	$(1,456)	106	(2,473)	(775)

(Loss) earnings per share basic	$(0.22)	0.03	(0.38)	(0.21)

(Loss) earnings per share diluted	$(0.22)	0.03	(0.38)	(0.21)

Weighted-average number of common shares outstanding, basic	6,509,057	3,757,650	6,508,373	3,757,632

Weighted-average number of common shares outstanding, diluted	6,509,057	3,820,422	6,508,373	3,757,632

Dividends per share	$—	—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2006 and 2005

($ in thousands, except share amounts)

					Accumulated Other
	Common Stock		Additional		Compre-	Total
	Shares Issued	Amount	Paid-In Capital	Accumulated Deficit	hensive Loss	Stockholders’ Equity
Balance at December 31, 2004	3,756,050	$18,780	19,448	(3,224)	(56)	34,948

Comprehensive loss:
Net loss (unaudited)	—	—	—	(775)	—	(775)
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(276)	(276)

Comprehensive loss (unaudited)						(1,051)

Proceeds from exercise of common stock options (unaudited)	1,600	8	8	—	—	16

Balance at September 30, 2005 (unaudited)	3,757,650	$18,788	19,456	(3,999)	(332)	3,791,563

Balance at December 31, 2005	6,503,600	$32,518	45,591	(3,839)	(507)	73,763

Comprehensive loss:
Net loss (unaudited)	—	—	—	(2,473)	—	(2,473)
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	25	25

Comprehensive loss (unaudited)						(2,448)

Proceeds from exercise of common stock options (unaudited)	5,457	27	39	—	—	66
Tax effect from exercise of common stock options (1,624 shares) (unaudited)	—	—	4	—	—	4
Share Based Compensation expense (unaudited)	—	—	283	—	—	283
Offering costs relating to 2005 common stock offering paid in 2006 (unaudited)	—	—	(150)	—	—	(150)

Balance at September 30, 2006 (unaudited)	6,509,057	$32,545	45,767	(6,312)	(482)	71,518

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,473)	(775)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,454	996
Provision for loan losses	582	1,884
Deferred income tax benefit	(1,364)	(456)
Amortization and accretion of discounts and premiums on securities	109	225
Share based compensation expense	283	—
Gain on sale of property and equipment	(11)	—
Gain on sale of loans held for sale	(1,269)	(1,418)
Originations of loans held for sale	(64,447)	(73,300)
Proceeds from sale of loans held for sale	65,716	74,718
Increase in accrued interest receivable	(1,235)	(414)
(Increase) decrease in other assets	(621)	661
Increase in other liabilities	830	296

Net cash (used in) provided by operating activities	(2,446)	2,417

Cash flows from investing activities:
Purchase of securities available for sale	(26,698)	(25,768)
Proceeds from maturities, calls and repayments of securities available for sale	17,930	13,071
Net increase in loans	(141,273)	(70,440)
Purchase of Federal Home Loan Bank stock	(711)	(716)
Purchase of premises and equipment	(5,481)	(7,050)
Proceeds from sale of property and equipment	1,634	54

Net cash used in investing activities	(154,599)	(90,849)

Cash flows from financing activities:
Net increase in deposits	118,528	86,731
Proceeds from Federal Home Loan Bank advances	19,000	62,000
Repayments of Federal Home Loan Bank advances	(9,000)	(53,000)
Net (decrease) increase in other borrowings	(1,201)	7,572
Net decrease in federal funds purchased	—	(3,790)
Payment of offering costs relating to 2005 common stock offering	(150)	—
Proceeds from exercise of common stock options	66	16
Tax effect from exercise of common stock options	4	—

Net cash provided by financing activities	127,247	99,529

Net (decrease) increase in cash and cash equivalents	(29,798)	11,097

Cash and cash equivalents at beginning of period	48,013	7,122

Cash and cash equivalents at end of period	$18,215	18,219

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2006	2005
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15,101	8,352

Income taxes	$—	12

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of taxes	$25	(276)

Transfer of loans to other assets	$167	156

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) (collectively, the “Company”).

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its twenty banking offices located in Manatee, Pinellas, Hillsborough and Pasco Counties, Florida. Coast Financial Partners, Inc. (“CFP”), a wholly owned subsidiary of the Bank, is an inactive corporation.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2006, the results of operations for the three and nine month periods ended September 30, 2006 and 2005 and cash flows for the nine-month periods ended September 30, 2006 and 2005. The results of operations and other data for the three and nine-month period ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006.

2. Loan Impairment and Loan Losses. We continued to implement our strategy to exit or restructure certain under-performing, under-collateralized, or high risk loans that were originated prior to February 2004 as part of our asset quality initiative. In February 2004, the lending relationships which we had identified to possess an unsatisfactory level of risk totaled approximately $26.2 million. We refer to these loans as “Legacy Loans”. The composition of these loans at that time was approximately $17.8 million of indirect automobile loans and $8.4 million of commercial loans. With respect to these loans, we sought additional or alternative collateral, a complete exit of the borrower from the Bank, or a restructuring of the credit to accelerate the loan pay-off. As of September 30, 2006, these loans have been reduced to $2.1 million of indirect automobile loans, and $152,000 of commercial loans.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$3,446	3,187	3,146	2,901
Provision for loan losses	275	2	582	1,884
Net, (charge-offs) and recoveries	27	(6)	20	(1,602)

Balance at end of period	$3,748	3,183	3,748	3,183

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued. Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at end of period	$502	703	$502	703

Total related allowance for losses	$502	504	$502	504

Average investment in impaired loans	$502	822	$538	988

Interest income recognized on impaired loans	$—	—	$—	—

Interest income received on impaired loans	$—	—	$—	—

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2006	2005
Nonaccrual loans	$814	1,334
Past due ninety days or more, still accruing	—	—

	$814	1,334

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

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Share-Based Compensation, Continued. The following table illustrates the effect on net earnings (losses) and earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the three and nine months ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense as the options vest (in thousands, except per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Net earnings (loss), as reported	$106	$(775)
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(14)	(62)

Proforma net earnings (loss)	92	(837)

Basic and diluted loss per share:
As reported	0.03	0.21

Diluted, as reported	0.03	0.21

Proforma	0.02	0.22

Diluted, proforma	0.02	0.22

The Company has adopted stock option plans in 2003, 2005 and on May 16, 2006 for certain key employees and directors of the Company. A total of 968,000 shares of common stock have been reserved under these plans. 478,665 shares remain available for grant at September 30, 2006. The exercise price of the stock options granted under these plans must at least equal the fair market value of the common stock at the date of grant. The options granted to employees generally have ten year terms and one third vest immediately with the remaining vesting over two years. The options issued to directors generally are fully vested on the date of grant and have ten year terms.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Share-Based Compensation, Continued.

A summary of stock option transactions follows:

	Number of Shares	Average Per Share Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2005	456,449	$13.64
Granted	17,186	16.59
Exercised	(5,457)	12.13
Expired	(6,500)	15.64

Outstanding at September 30, 2006	461,678	$13.74	7.3	$1,359

Exercisable at September 30, 2006	415,179	$13.52	7.1	$1,313

There were no options exercised during the three months ended September 30, 2006. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $66,000. At September 30, 2006, there was approximately $42,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 12 months. The total fair value of shares vesting and recognized as compensation expense was approximately $170,000 and $283,000 for the three and nine months ended September 30, 2006, respectively, and the associated income tax benefit recognized was approximately $49,000 and $59,000 in the three and nine months ended September 30, 2006.

The fair value of each option granted for the three and nine months ended September 30, 2006 and 2005 is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.90%	4.34%	4.85%	4.34%
Dividend yield	—%	—%	—%	—%
Expected volatility	17.22%	4.52%	17.96%	4.52%
Expected life in years	5.00	5.75	5.17	5.75

Per share fair value of options at grant date	$4.50	$6.01	$4.66	$6.01

As part of its adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term((vesting term and original contractual term)/2). Prior to 2006 the expected volatility was based on industry standards, however, in 2006 it is based on the Company’s historical volatility.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Regulatory Capital. The Company and the Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2006 of the regulatory capital requirements and the Company’s and the Bank’s actual capital on a percentage basis:

	Actual	Well Capitalized Regulatory Minimum
Total capital to risk-weighted assets:
Company	15.91%	10.00%
Bank	11.50%	10.00%
Tier I capital to risk-weighted assets:
Company	15.08%	6.00%
Bank	10.67%	6.00%
Tier I capital to total assets - leverage ratio:
Company	10.57%	5.00%
Bank	7.48%	5.00%

5. Earnings (loss) Per Share. Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not considered dilutive securities for the three and nine month periods ended September 30, 2006 and for the nine month period ending September 30, 2005 due to the net loss incurred by the Company. Outstanding stock options are considered dilutive securities for the three months ended September 30, 2005, for the purposes of calculating diluted EPS, which is computed using the treasury stock method. The following table presents the calculations of the weighted-average number of shares for diluted EPS for the three-months ended September 30, 2005.

Weighted-Average Shares
Three Months Ended September 30, 2005:	2005
For Basic EPS	3,757,650
Effect of dilutive securities-Incremental shares from assumed conversion of options	62,772

For Diluted EPS	3,820,422

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Change in Management. Effective July 17, 2006, the Company and the Bank, and Brian P. Peters, President and Chief Executive Officer of both entities, agreed to terminate their relationship. Under the terms of his employment agreement, Mr. Peters received a lump sum severance payment of $743,000. In connection with this payment, the Company recorded $643,000 as a termination expense and allocated the remaining $100,000 to be expensed over Mr. Peters’ non-compete period ending June 30, 2008. The net effect of this payment resulted in an after tax expense of $410,000 for the quarter ended September 30, 2006. Further, in exchange for his resignation from the board of directors of the Company and the Bank, and as an expression of gratitude for his service, the exercise period for all of Mr. Peters’ outstanding stock options have been extended. Each option is now exercisable for a period of 10 years from their date of grant. The compensation cost recognized as a result of the extension of the exercise period for Mr. Peters’ options recorded in the quarter ending September 30, 2006 was $106,000.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2006, and for the three- and nine-month periods ended September 30, 2006 and 2005 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have reviewed the accompanying interim condensed consolidated balance sheet of Coast Financial Holdings, Inc. and subsidiary (the “Company”) as of September 30, 2006, and the related interim condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2006 and 2005, and the related interim condensed consolidated statements of Changes in Stockholders’ Equity and Cash Flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA Tampa, Florida October 17, 2006

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

A Note About Forward Looking Statements

This Quarterly Report on Form 10-Q (including the exhibits hereto) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” “objective,” “goal,” “project,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.” These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Some factors include, but are not limited to those described or referenced under “Item 1A. Risk Factors,” and the following:

•	general economic conditions, either nationally or in Florida, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a decreased demand for our services and products;

•	changes in the interest rate environment which could reduce our margins and increase defaults in our loan portfolio;

•	the adequacy of our credit risk management and the allowance for loan losses, the Bank’s asset quality, and our ability to collect on delinquent loans;

•	changes in the value of collateral securing loans that we have made;

•	the availability of and costs associated with sources of liquidity;

•	changes in real estate values generally, either in Florida or those markets within which we generate loans, which could adversely affect the demand for loans and may adversely affect collateral held on outstanding loans.

•	changes in accounting policies and practices, as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board;

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

•	our ability to operate our newly opened branches in a cost effective and profitable manner, to integrate our new branches into our existing operating platform, and to successfully compete in the new market areas within which our new branches are located;

•	our ability to identify additional branch expansion or acquisition opportunities consistent with our present growth strategy and operating platform and, with respect to branch opportunities identified, to successfully consummate the acquisition and open and operate new branches in a timely and cost effective manner or, with respect to acquisition opportunities, to consummate the acquisition and thereafter successfully manage the integration of acquired businesses;

•	changes in political conditions or in the legislative or regulatory environment that adversely affects the businesses in which we are engaged, including the impact of any changes in laws and regulations relating to banking, securities, taxes, and insurance (such as changes in regulatory fees and capital requirements);

•	changes occurring in consumer spending, saving, and borrowing habits;

•	changes in trade, tax, monetary, or fiscal policies, including the interest rate policies of the Federal Reserve Board;

•	money market and monetary fluctuations, and changes in inflation and in the securities markets;

•	changes in technology;

•	changes in the Company’s organizational structure and in its compensation and benefit plans, including those necessitated by pressures in the labor market for attracting and retaining qualified personnel;

•	unanticipated litigation, regulatory, or other judicial proceedings;

•	the success of the Company at managing the risks involved in the foregoing;

•	other risks which may be described in our future filings with the SEC under the Securities Exchange Act of 1934.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

General

Coast Financial Holdings, Inc. (the “Holding Company”) is a bank holding company and its principal asset is its ownership of 100% of the outstanding common stock of Coast Bank of Florida, a Florida state chartered commercial bank (the “Bank”). Accordingly, the Holding Company’s results of operations are primarily dependent on the results of operations of the Bank. The Bank offers a wide variety of community banking services to individuals and corporate customers through its twenty branch banking offices located in Hillsborough, Manatee, Pinellas, and Pasco counties in Florida. For purposes of this Form 10-Q, the Holding Company and the Bank are referred to collectively as the “Company.” At September 30, 2006, the Company had total consolidated assets of $676.2 million, net loans of $531.4 million, deposits of $568 million, and total stockholders’ equity of $71.5 million.

Trends and Developments Impacting Our Recent Results

Certain trends and developments have occurred that are important to understanding our recent results and that are potentially significant in accessing future performance.

Impact of Expansion on Non-interest Expenses. During the nine month period ended September 30, 2006, we opened seven of our twenty branch locations, including one branch opened in the third quarter. Another branch was opened in October 2006. As part of our branch expansion in 2006, we have invested approximately $2 million in start-up and renovation costs to open the eight branches which have been opened from January 1, 2006 through the date of this Form 10-Q. In addition, we also hired approximately 36 bankers and other personnel to operate these branches. Through the nine month period ended September 30, 2006, employee costs, exclusive of the costs associated with the departure of Brian P. Peters, was approximately $2.9 million. The costs associated with our expansion activities have been funded from the proceeds from our 2005 public offering of common shares.

In addition to the start-up costs associated with the operating of new branches, the composition of the deposit base at each branch opened this year initially have been comprised predominately of time deposits which has increased our overall cost of funds. As a result, our profitability, our net interest spread and our net interest margin have been adversely affected by our expansion activities.

Departure of Our President and CEO. Effective July 17, 2006, the Holding Company and the Bank, and Brian P. Peters, President and Chief Executive Officer of both entities, agreed to terminate their relationship. Under the terms of his employment agreement, Mr. Peters received a lump sum severance payment of $743,000. In addition, the Company recorded $643,000 as a termination expense and allocated the remaining $100,000 to be expensed over Mr. Peters’ non-compete period ending June 30, 2008. This resulted in an after tax expense of $410,000 for the quarter ended September 30, 2006. Further, in exchange for his resignation from the board of directors of the Holding Company and the Bank, and as an expression of gratitude for his service, the exercise period for all of Mr. Peters’ outstanding stock options have been extended. Each option is now exercisable for a period of 10 years from their date of grant. The compensation cost recognized as a result of the extension of the exercise period for Mr. Peters’ options recorded in the quarter ending September 30, 2006 was $106,000.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Tempered Growth Strategy. During the past year we have engaged in an aggressive growth and branching strategy to expand our geographical reach in the greater Tampa Bay region and increase our market share. The population and economic growth in the Tampa Bay region has been a strong factor in fueling our growth. However, in recent months property costs have risen significantly and interest rate margins have been squeezed as a result of current monetary policy and interest trends. Accordingly, we have decided to temper our growth strategy to focus more on increasing the profitability of the Bank and improving the deposit mix of our existing branches. Although we will be providing more of a focus on the profitability of the Bank, we will continue to seek attractive branch expansion opportunities that are economically sound and consistent with our tempered growth strategy. We currently have two locations that we have previously identified as future branch offices that were anticipated to be opened in the last quarter of 2006. Based on the current status of these locations and other factors, these branches are not expected to be opened prior to the first quarter of 2008.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss on a consolidated basis the operating results and financial condition of the Company for the three- and nine-month periods ended September 30, 2006 and 2005. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations. You should read this discussion together with your review of our consolidated financial statements and the related notes contained herein.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005

General. For the three months ended September 30, 2006, the Company reported a net loss of approximately $1.5 million, or basic and diluted losses per share of $0.22 compared to net earnings of approximately $106,000, or a basic and diluted earnings per share of $0.03 for the three months ended September 30, 2005. The increase in net loss was attributable primarily to an increase in noninterest expenses, partially offset by an increase in net interest income. The increase in noninterest expense was primarily due to the expense incurred in the three months ending September 30, 2006 associated with the operation of eight of our twenty branch locations that have been opened between September 30, 2005 and the date of this Form 10-Q. Additionally, during the three months ending September 30, 2006, the Company incurred expense of $761,000 relating to the termination of Mr. Peters.

Net Interest Income. Net interest income increased to $4.3 million during the three months ended September 30, 2006, from $3.3 million for the same period in 2005. This increase was due primarily to an increase in average interest-earning assets to $604 million during the three months ended September 30, 2006, compared to $433 million during the same period in 2005. This was partially offset by an increase in interest-bearing liabilities to $544 million during the three months ended September 30, 2006, compared to $401 million during the three months ended September 30, 2005. The increase in yield on interest-earning assets of 0.82% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was offset by an increase in rate on interest-bearing liabilities of 1.24% for the same period.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005, Continued

Net Interest Income, continued. Interest on loans for the three months ended September 30, 2006 was $9.4 million, compared to $6.0 million for the three months ended September 30, 2005. The increase in interest on loans was primarily due to an increase in the average loan balance to $506 million, during the three months ended September 30, 2006 compared to $362 million for the three months ended September 30, 2005. The increase in average loan balance was complemented by an increase in the average yield on loans to 7.35% during the three months ended September 30, 2006 compared to 6.59% for the three months ended September 30, 2005. This increase in yield was primarily a result of higher market rates.

Interest on securities increased to $1.0 million during the three months ended September 30, 2006, from $578,000 for the same period in 2005. The increase in interest income on securities was primarily due to an increase in the average balance of securities to $86 million during the three months ended September 30, 2006, from $64 million for the three months ended September 30, 2005, complemented by a 105 basis point increase in yield over the same period. This yield increase was primarily a result of higher market rates.

Interest expense on interest-bearing liabilities increased to $6.2 million during the three month ended September 30, 2006, compared to $3.3 million during the three months ended September 30, 2005. The increase was primarily due to an increase in the average balance of interest bearing liabilities to $544 million in 2006 from $401 million in 2005, in addition to a 124 basis point increase in rate. The increase in rate was primarily driven by an increase in deposit offering rates necessary to fund our continued loan demand. In addition, the composition of the deposit base at each branch opened this year initially have been comprised predominately of time deposits which has increased our overall cost of funds.

Provision for Loan Losses. The provision for loan losses was $275,000 for the three months ended September 30, 2006 compared to $2,000 for the three months ended September 30, 2005. The increase in the provision was primarily due to the substantial decrease in the provision for the three months ended September 30, 2005 due to a minimal amount of charged-off loans during the quarter ended September 30, 2005. The provision for the three months ended September 30, 2006 was consistent with our loan growth for the period. Commercial real estate loans grew 9% and comprise 26% of the Bank’s loan portfolio at September 30, 2006, compared to 35% at September 30, 2005. Residential construction and land loans grew 64% and now account for 44% of loans, compared to 39% at September 30, 2005. Residential real estate loans grew 90% and comprise 19% of the Bank’s loan portfolio at September 30, 2006, compared to 15% at September 30, 2005.

At September 30, 2006 and 2005, we had total net portfolio loans of approximately $531 million and $362 million respectively. The allowance for loan losses was $3.7 million and $3.2 million at September 30, 2006 and 2005, respectively, representing 0.70% and 0.88% of total net loans at the end of each period. While management believes that its allowance for loan losses is adequate as of September 30, 2006, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005, Continued

Noninterest Income. Noninterest income decreased to $561,000 for the three months ended September 30, 2006 compared to $617,000 for the three months ended September 30, 2005. The decrease was due to the reduction in gains recognized on the sale of loans held for sale.

Noninterest Expenses. Noninterest expense increased to $6.9 million for the three months ended September 30, 2006 compared to $3.8 million for the three months ended September 30, 2005. Increases in noninterest expense for the three months ended September 30, 2006 compared to the same period in 2005 were attributable to an increase of $1.7 million in employee compensation and benefits, an increase of $654,000 in net occupancy expenses, and an increase of $384,000 in other expenses. The primary reason for the increase in employee compensation and benefits and for the increase in net occupancy expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was related to the Company’s branch expansion. The Company had nineteen operating retail branches at September 30, 2006 compared to twelve at September 30, 2005. In addition to the increased costs related to our branch expansion, we also recorded employee compensation expenses in connection with Mr. Peters’ departure. Of the $743,000 payment to Mr. Peters upon his departure, we recorded $643,000 as a termination expense and allocated the remaining $100,000 to be expensed over Mr. Peters’ non-compete period ending June 30, 2008. This resulted in an after tax expense of $410,000 for the quarter ended September 30, 2006. The compensation cost recognized as a result of the extension of the exercise period for Mr. Peters’ options recorded to other noninterest expense in the quarter ending September 30, 2006 was $106,000.

Income Taxes. The income tax benefit for the three months ended September 30, 2006 was $835,000, which equates to an effective rate of 36.4% compared to a tax provision of $72,000 for the three months ended September 30, 2005, which equates to an effective rate of 40.4%.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2006 and 2005, Continued

Average Balances and Average Rates. The following table sets forth, for the three months ended September 30, 2006 and 2005, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	Three Months Ended
	September 30, 2006			September 30, 2005
	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)
	(dollars in thousands)
Interest-earning assets:
Loans (3)	$505,606	9,367	7.35%	$362,073	6,013	6.59%
Investment securities (4)	85,914	1,010	4.66	63,605	578	3.61
Other interest-earning assets (5)	12,885	169	5.20	7,041	65	3.66

Total interest-earning assets	604,405	10,546	6.92	432,719	6,656	6.10

Total noninterest earning assets	46,859			37,576

Total assets	$651,264			$470,295

Interest-bearing liabilities:
NOW	$44,086	303	2.73	$18,126	14	0.31
Money market	52,060	557	4.25	66,300	419	2.51
Savings	4,289	6	0.51	4,649	6	0.51
Time	418,786	5,125	4.86	281,369	2,671	3.77

Total interest-bearing deposits	519,221	5,991	4.58	370,444	3,110	3.33
Other borrowings	25,180	213	3.35	30,974	207	2.65

Total interest-bearing liabilities	544,401	6,204	4.52	401,418	3,317	3.28

Total noninterest bearing liabilities	35,367			35,004

Total liabilities	579,768			436,422
Stockholders’ equity	71,496			33,873

Total liabilities and shareholders’ equity	$651,264			$470,295

Net interest income		$4,342			$3,339

Interest-rate spread (6)			2.40%			2.82%

Net interest margin (7)			2.85%			3.06%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.11			1.08

(1)	Average balance represents the average daily balance for the quarters ended September 30, 2006 and 2005.
(2)	Annualized for the three months ended.
(3)	Non-accruing loans are included in computation of average balance.
(4)	Primarily taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Includes FHLB stock.
(5)	Includes federal funds sold and securities purchased under agreements to resell.
(6)	Interest-rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2006 and 2005

General. For the nine months ended September 30, 2006, the Company reported a net loss of approximately $2.5 million, or basic and diluted loss per share of $0.38 compared to a net loss of approximately $775,000, or a basic and diluted loss per share of $0.21 for the nine months ended September 30, 2005. The increase in noninterest expense was primarily due to the expense incurred in the nine months ending September 30, 2006 associated with the operation of eight of our twenty branch locations that have been opened between September 30, 2005 and the date of this Form 10-Q. Additionally, during the nine months ending September 30, 2006, the Company incurred expense of $761,000 relating to the termination of Mr. Peters.

Net Interest Income. Net interest income increased to $12.6 million during the nine months ended September 30, 2006, from $9.4 million for the same period in 2005. This increase was due primarily to an increase in average interest-earning assets to $559 million during the nine months ended September 30, 2006, compared to $404 million during the same period in 2005. This was partially offset by an increase in interest-bearing liabilities to $495 million during the three months ended September 30, 2006, compared to $370 million during the three months ended September 30, 2005. The increase in yield on interest-earning assets of 0.76% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 was offset by an increase in rate on interest-bearing liabilities of 1.10% for the same period.

Interest on loans for the nine months ended September 30, 2006 was $24.5 million compared to $16.3 million for the nine months ended September 30, 2005. The increase in interest on loans was primarily due to an increase in the average loan balance to $456.0 million, during the nine months ended September 30, 2006 compared to $341.1 million, for the nine months ended September 30, 2005. The increase in loan balance was complemented by an increase in the average yield on loans to 7.19% for the nine months ended September 30, 2006, compared to 6.40% for the nine months ended September 30, 2005. This increase in yield was primarily a result of higher market rates.

Interest on securities increased to $3.0 million during the nine months ended September 30, 2006, from $1.6 million for the same period in 2005. The increase in interest income on securities was primarily due to the increase in the average security balance to $87.2 million during the nine months ended September 30, 2006 from $60.1 million for the nine months ended September 30, 2005 complemented by a 108 basis point increase in yield over the same period. This increase in yield was primarily a result of higher market rates.

Interest on other interest earning assets increased to $558,000 during the nine months ended September 30, 2006, from $80,000 during the nine months ended September 30, 2005. This increase was primarily due to the increase in the average balance of other interest earning assets to $15.7 million for the nine months ended September 30, 2006, compared to $3.2 million for the nine months ended September 30, 2005.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine -Month Periods Ended September 30, 2006 and 2005, Continued

Net Interest Income, continued. Interest expense on interest bearing liabilities increased to $15.5 million during the nine months ended September 30, 2006, compared to $8.5 million during the nine months ended September 30, 2005. The increase was due to an increase in the average balance of interest bearing liabilities, to $495.2 million in 2006 from $369.8 million in 2005 in addition to a 110 basis point increase in rate. The increase in rate was primarily driven by an increase in deposit offering rates necessary to fund our continued loan demand. In addition, the composition of the deposit base at each branch opened this year initially have been comprised predominately of time deposits which has increased our overall cost of funds.

Provision for Loan Losses. The provision for loan losses was $582,000 for the nine months ended September 30, 2006 compared to $1.9 million for the nine months ended September 30, 2005. The decrease in the provision was primarily due to the substantial increase in the provision for the nine months ended September 30, 2005 due to Legacy Loans, (as defined in footnote two of our financial statements), including those Legacy Loans with three different borrowers, which resulted in charge-offs of $1.1 million for the nine months ended September 30, 2005. There was a minimal amount of charged-off loans during the quarter ended September 30, 2006. Commercial real estate loans grew 9% and comprise 26% of the Bank’s loan portfolio at September 30, 2006, compared to 35% at September 30, 2005. Residential construction and land loans grew 64% and now account for 44% of loans, compared to 39% at September 30, 2005. Residential real estate loans grew 90% and comprise 19% of the Bank’s loan portfolio at September 30, 2006, compared to 15% at September 30, 2005. At September 30, 2006 and 2005, we had total net portfolio loans of approximately $531 million and $362 million respectively. The allowance for loan losses was $3.7 million and $3.2 million at September 30, 2006 and 2005, respectively, representing 0.70% and 0.87% of total net loans at the end of each period. While management believes that its allowance for loan losses is adequate as of September 30, 2006, future adjustments to the Company’s allowance for loan losses may be necessary if economic conditions differ substantially from the assumptions used in making the initial determination.

Noninterest Income. Noninterest income decreased to $1.7 million for the nine months ended September 30, 2006 compared to $1.8 million for the nine months ended September 30, 2005. The decrease was primarily due to the reduction in gains recognized on the sale of loans held for sale.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine -Month Periods Ended September 30, 2006 and 2005, Continued

Noninterest Expenses. Noninterest expense increased to $17.5 million for the nine months ended September 30, 2006 compared to $10.6 million for the nine months ended September 30, 2005. Increases in noninterest expense for the nine months ended September 30, 2006 compared to the same period in 2005 were attributable to an increase of $3.5 million in employee compensation and benefits, an increase of $1.8 million in net occupancy expenses, an increase of $596,000 in advertising and marketing expenses, and an increase of $554,000 in other expenses. The primary reason for the increase in employee compensation and benefits and for the increase in net occupancy expenses for the nine months ended September 30, 2006 compared to the three months ended September 30, 2005 was related to the Company’s branch expansion. The Company had nineteen operating retail branches at September 30, 2006 compared to twelve at September 30, 2005. In addition to the increased costs related to our branch expansion, we also recorded employee compensation expenses in connection with Mr. Peters’ departure. Of the $743,000 payment made to Mr. Peters upon his departure, we recorded $643,000 as a termination expense and allocated the remaining $100,000 to be expensed over Mr. Peters’ non-compete period ending June 30, 2008. This resulted in an after tax expense of $410,000 for the nine months ended September 30, 2006. The compensation cost recognized as a result of the extension of the exercise period for Mr. Peters’ options recorded to other noninterest expense in the nine months ending September 30, 2006 was $106,000.

Income Taxes. The income tax benefit for the nine months ended September 30, 2006 was $1.4 million, which equates to an effective rate of 35.5% compared to a tax benefit of $444,000 for the nine months ended September 30, 2005, which equates to an effective rate of 36.4%.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine -Month Periods Ended September 30, 2006 and 2005, Continued

Average Balances and Average Rates. The following table sets forth, for the nine months ended September 30, 2006 and 2005, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest - rate spread, and (v) net interest margin.

	Nine Months Ended
	September 30, 2006			September 30, 2005
	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)
	(dollars in thousands)
Interest-earning assets:
Loans (3)	$456,034	24,510	7.19%	$341,124	16,330	6.40%
Investment securities (4)	87,221	2,954	4.53	60,119	1,552	3.45
Other interest-earning assets (5)	15,709	558	4.75	3,176	80	3.37

Total interest-earning assets	558,964	28,022	6.70	404,419	17,962	5.94

Total noninterest earning assets	44,492			33,991

Total assets	$603,456			$438,410

Interest-bearing liabilities:
NOW	$41,177	744	2.42	$17,037	40	0.31
Money market	48,068	1,360	3.78	70,213	1,229	2.34
Savings	4,514	17	0.50	4,198	16	0.51
Time	375,390	12,744	4.54	244,974	6,610	3.61

Total interest-bearing deposits	469,149	14,865	4.24	336,422	7,895	3.14
Other borrowings	26,079	600	3.08	33,364	618	2.48

Total interest-bearing liabilities	495,228	15,465	4.18	369,786	8,513	3.08

Total noninterest bearing liabilities	35,728			34,173

Total liabilities	530,956			403,959
Stockholders’ equity	72,500			34,451

Total liabilities and shareholders’ equity	$603,456			$438,410

Net interest income		$12,557			$9,449

Interest-rate spread (6)			2.52%			2.86%

Net interest margin (7)			3.00%			3.12%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.09

(1)	Average balance represents the average daily balance years to date ended September 30, 2006 and 2005.
(2)	Annualized for comparability with full year data.
(3)	Non accruing loans are included in computation of average balance.
(4)	Primarily taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Includes FHLB stock.
(5)	Includes federal funds sold and securities purchased under agreements to resell.
(6)	Interest-rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest-earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Our total assets increased 22.9% to $676 million at September 30, 2006, compared to $550 million at December 31, 2005. Our asset growth was primarily the result of the growth of our loan portfolio during this period. Branch expansion and the funds available from our 2005 public offering were significant factors for such growth, as well as the strong demand for loans generally in the first half of the fiscal year. Book value per share at September 30, 2006 was $10.99 compared to $11.34 at December 31, 2005.

Our net loans increased 36.0%, to $531 million at September 30, 2006, compared to $391 million at December 31, 2005. Of the total, portfolio loans consisted of approximately $14.0 million in commercial loans, approximately $137.0 million in commercial real estate loans, approximately $102.8 million in residential real estate loans, approximately $233.5 million in residential construction loans and approximately $45.9 million in consumer and other loans, net of deferred cost and allowance for loan losses of approximately $1.7 million. The allowance for loan losses increased from $3.1 million at December 31, 2005 to $3.7 million at September 30, 2006. The allowance for loan losses at September 30, 2006 was 0.70% of portfolio loans.

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2006, was from net deposit inflows of approximately $118.5 million, proceeds from Federal Home Loan Bank advances of approximately $19.0 million, and principal repayments and calls of securities available for sale of approximately $17.9 million, and proceeds from sale of property and equipment of approximately $1.6 million. Cash was used primarily to originate net loans of approximately $141.3 million, to purchase securities of approximately $26.7 million, repay Federal Home Loan Bank advances $9.0 million, and to purchase premises and equipment of approximately $5.5 million. Management will continue to attempt to acquire short-term deposits and low cost transaction accounts. At September 30, 2006, the Bank exceeded its regulatory liquidity requirements.

As part of our expansion plans, the Company leased from American Financial Realty Trust six former bank branch facilities located in the greater Tampa Bay region (the “Acquired Branches”). Five of the six Acquired Branches have opened during the nine months ended September 30, 2006, with the remaining location opening October 16, 2006. Additionally, we have opened two de novo branches during the nine months ended September 30, 2006. We have entered into 15-year leases for each of the Acquired Branches, which has obligated us to pay initial annual base rent in an aggregate of approximately $730,000, as well as other occupancy expenses. Further, we are required to pay an annual management fee equal to 3% of the then-annual base rent. We carried these lease expenses and other expenses associated with the Acquired Branches from November 2005 to their opening for the five branches opened during the nine months ended September 30, 2006, and from April 2006 until its opening in October 2006 for the sixth Acquired Branch. In addition to these carrying costs, we have needed to renovate and hire employees to operate each of these branches.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

The Bank also has the ability to borrow funds from the FHLB to supplement its liquidity needs. The Bank currently has a $135 million line of credit with the FHLB of which $115 million was available as of September 30, 2006. In addition to its FHLB borrowing capacity, the Bank also has arranged for a $4.0 million line of credit with Independent Bankers’ Bank, and a $4.5 million line of credit with Compass Bank, each of which bears interest at the then current federal funds rate, to be used to purchase federal funds. Additionally, the Company has an available $5.0 million line of credit with Independent Bankers Bank, bearing interest at prime minus 1.0%. Draws under the Company’s line of credit is secured by all of the outstanding common stock of the Bank and will require the prior approval of the Federal Reserve Bank of Atlanta. No funds have been advanced therefrom to date.

Furthermore, if we continue to achieve our anticipated growth levels and/or significant opportunities to expand our business operations present themselves, the Company is likely to require additional funds in order to finance such growth and expansion activities. Accordingly, the Company is considering and evaluating a variety of additional sources of funds and capital to meet its cash requirements, including the sale of equity securities, debt financings and borrowings, trust preferred offerings, and other financing alternatives. Although the sale of equity securities is the most likely source of such funds, there is no assurance that the Company will not seek other financing alternatives, that the Company will be able to obtain additional financing, if needed, or, if available, that it can be obtained on terms favorable to the Company. However, in view of our currently tempered growth strategy, the need for such additional sources of funds are less likely in the short term.

At September 30, 2006 and 2005, stockholders’ equity was approximately $71.5 million (or 10.58% of total assets), and $33.9 (or 7.02% of total assets), respectively. Book value per common share was $10.99 at September 30, 2006, $9.03 at September 30, 2005.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

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

Unused lines of credit and commitments to extend credit typically results in loans with a market interest rate. The following table is a summary of the amounts of the financial instruments, with off-balance sheet risk, at September 30, 2006 (in thousands):

Contract Amount
Commitments to extend credit	$1,240

Standby letters of credit	$608

Unused lines of credit	$43,086

Unfunded construction loans	$162,651

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months.

Selected Ratios

The following are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005	Nine Months Ended September 30, 2005
Average equity as a percentage of average assets	12.01%	9.32%	7.86%
Equity to total assets at end of period	10.58%	13.40%	7.02%
Return on average assets (1)	(0.55)%	(0.13)%	(0.24)%
Return on average equity (1)	(4.56)%	(1.43)%	(3.01)%
Dividend payout ratio (2)	N/A	N/A	N/A

(1)	Annualized for the nine months ended September 30.
(2)	The Company has not paid dividends on common stock since inception.

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

Based on this evaluation of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, subject to the limitations disclosed above, were effective as of September 30, 2006.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(4) of the Exchange Act) that occurred during the third quarter of our 2006 fiscal year that has materially affected, or in other factors that could or is reasonably likely to materially affect, these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial officers.

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

All directors of the Company hold office until the earlier of the next annual meeting of the shareholders and until their successors have been duly elected and qualified, or their death, resignation, or removal.

Approval and Adoption of the 2006 Stock Plan

	For	Against	Abstain	Broker Non-Vote
Ratification of the 2006
Stock Option Plan	1,601,495	637,632	1,600	2,333,063

Furthermore, because the votes for approval and adoption of the 2006 Stock Plan exceeded a majority of the votes cast on the proposal at the Annual Meeting, the approval of the 2006 Stock Plan was approved under applicable Florida law and satisfied applicable Nasdaq rules relating to the approval of stock option plans.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 5. Other Information

On October 31, 2006, we entered into Change of Control Agreements with Justin D. Locke, our Chief Financial Officer and Executive Vice President of the Bank, and Paul J. Nidasio, Commercial Lending Officer of the Bank (each, an “Executive”). Under the terms of these agreements, the Executive will receive 18 months of base salary if the Executive resigns or is terminated without cause during a pending change of control or within one year thereafter. Any such severance benefit will be paid during the 18 months following the termination of the Executive’s employment. Each Executive has agreed to refrain from engaging in the business of banking in the Company’s market area during the period he is receiving the severance benefit. A copy of these Change of Control Agreements are attached hereto as Exhibits 10.3 and 10.4 and are incorporated herein by reference.

Item 6. Exhibits

The following exhibits are hereby filed with the Securities and Exchange Commission.

Exhibit No.		Description of Exhibit

3.1	—	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

3.2	—	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

4.1	—	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

10.1	—	Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian F. Grimes, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits, continued

10.2	—	Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Anne V. Lee, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.3	—	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Justin D. Locke. *

10.4	—	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Paul J. Nidasio. *

10.5	—	Coast Financial Holdings, Inc. Form of Indemnification Agreement entered into with each of the Company’s directors and certain of its officers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2005.

10.6	—	Coast Financial Holdings, Inc. Amended and Restated 2003 Stock Option Plan, dated September 3, 2003, and Forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

10.7	—	Coast Financial Holdings, Inc. Stock Incentive Plan, dated May 20, 2005 (“2005 Plan”), incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 12, 2005.

10.8	—	Form of Nonqualified Stock Option Agreement and Notice of Exercise, and Form of Incentive Stock Option Agreement and Notice of Exercise, under the 2005 Plan, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2005.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits, continued

10.9	—	Coast Financial Holdings, Inc. Stock Incentive Plan, dated May 16, 2006 (“2006 Plan”), incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1	—	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2	—	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

*	Exhibit filed herewith.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COAST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: October 31, 2006	By:	/s/ Brian F. Grimes
Brian F. Grimes, President and Chief
Executive Officer

Date: October 31, 2006	By:	/s/ Justin D. Locke
Justin D. Locke,
Chief Financial Officer