Form 10-K
period 2006-12-31
COAST FINANCIAL HOLDINGS INC
filed 2007-03-15
CIK 1262276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large Accelerated Filer:  ☐            Accelerated Filer:  ☒            Non-Accelerated Filer:  ☐

Indicate by check mark whether the registrant is a shell company accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 7, 2007, was approximately $42,993,000 as computed by reference to the closing price of the common stock as quoted on the Nasdaq National Market on such date.

As of March 7, 2007, the number of issued and outstanding shares of common stock of the registrant was 6,509,057.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Coast Financial Holdings, Inc. for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2006 fiscal year are incorporated by reference into Part III of this Form 10-K.

COAST FINANCIAL HOLDINGS, INC.

FORM 10-K

Fiscal Year Ended December 31, 2006

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

Overview

Coast Financial Holdings, Inc. (“us”, “our”, “we”, the “Company” or “Coast Financial”) headquartered in Bradenton, Florida, is a bank holding company registered under the Bank Holding Company Act of 1956. The Company was incorporated on November 1, 2002 under the laws of the state of Florida and became the holding company for Coast Bank of Florida (“Coast Bank”) on April 15, 2003. We conduct our operations through Coast Bank, a Florida state-chartered bank.

Coast Bank is a general commercial bank which provides a broad array of consumer and commercial banking services to individuals and small to mid-sized businesses located in and around Manatee, Pinellas, Hillsborough and Pasco counties, Florida. Accordingly, our revenues are primarily derived from interest on, and fees received in connection with, real estate loans and other loans, from the sales of loans, and from interest and dividends from investment securities and short-term investments. The principal sources of funds for our lending activities are deposits, prepayment of loans, sales of loans, and the sale of investment securities. Our principal expenses consist of the interest paid on deposits and operating, general and administrative expenses. Coast Bank does not presently provide trust or appraisal services.

Our long term objective has been to create an operating platform that will enable Coast Bank to be the leading community bank servicing the greater Tampa Bay region, which we define as Hernando, Hillsborough, Manatee, Pasco, Pinellas, Polk and Sarasota counties. We currently operate 20 branches, nine of which are located in Manatee County, eight are located in Pinellas County, two are located in Hillsborough County and one located in Pasco County. We also operate 82 ATM kiosks located in Manatee, Pinellas, Hillsborough, Pasco, and Sarasota counties branded with the Coast Bank logo. These ATMs expand our market area beyond the existing branch network coverage area and help establish our brand as we continue to expand our branch network. Based on recent developments, we are reassessing our long term objectives and strategies to determine the most appropriate business strategy for the Company and its stockholders. Unless the context otherwise requires, reference to Coast Financial or the Company herein includes Coast Financial and its wholly-owned subsidiary, Coast Bank, on a consolidated basis. As of December 31, 2006, we had total assets of $719.7 million, net loans of $562.6 million, deposits of $604.6 million, and total stockholders’ equity of $57.1 million.

Coast Bank is subject to examination and comprehensive regulation by the Florida Office of Financial Regulation (the “Florida Department”) and the Federal Deposit Insurance Corporation (the “FDIC”), and its deposits are insured by the FDIC to the extent permitted by law. Coast Bank is a member of the Federal Home Loan Bank of Atlanta and was the first de novo bank to be an approved lender and seller servicer for the Federal National Mortgage Association (“FNMA”) and for the Federal Home Loan Mortgage Corporation. Coast Bank is not a member bank of the Federal Reserve System. The principal executive offices of both the Company and Coast Bank are located at 1301 – 6th Avenue West, Suite 300, Bradenton, Florida 34205. The telephone number for both of these offices is (941) 752-5900.

Annual Business Highlights

During the first nine months of the 2006 fiscal year, we continued to implement a business plan which focused on executing our growth strategy by opening eight new branch locations in the greater Tampa Bay region. During the third quarter of the past year, our market area began experiencing increasing property costs which increased the costs associated with our branch expansion activities while at the same time our banking operations were facing compressed net interest margins due to existing monetary policies and interest trends. Accordingly, we revised our strategy in the fourth quarter of the past fiscal year to temper our growth and focus our efforts on our profitability. To achieve this goal, we analyzed our service charges on deposits and adjusted some fees to current market, hired a seasoned senior lender to increase production of quality commercial and commercial real estate loans, discontinued opening branches that were planned for 2007 and dependent upon other factors, which includes analyzing our long term strategic alternatives, these branches are not expected to be opened, if at all, prior to the first quarter of 2008. Since we announced this strategy we have put all branch openings on hold until we decide our long term strategic alternatives.

Although our Company was able to continue its growth strategy during the past year, our construction-to-permanent loan portfolio was materially adversely affected by the downturn in the Florida real estate market and the failure of a local builder (“Builder”) with whom a substantial number of our borrowers (our “Borrowers”) had entered into contracts for the construction of their homes. As a result of these developments, we made a substantial provision to our loan loss allowance for 2006 to address the additional risks present in the construction-to-permanent loan portfolios. This provision, together with our growth activities, caused us to report a substantial loss for 2006 and to become classified as an “undercapitalized” institution under federal banking regulations as of December 31, 2006. In late January, 2007, the Company made a $14 million capital contribution to Coast Bank from its available funds to increase the capital level of Coast Bank. This brought Coast Bank’s capital ratios to an “adequately capitalized” level as of February 28, 2007.

In view of these recent developments, we are in the process reassessing our long term objectives and strategic alternatives to determine the most appropriate business strategy for the Company and its stockholders. We have engaged the services of Sandler O’Neill Partners, LP as our financial advisor to assist us in evaluating the strategic alternatives available to us.

Recent Loan Developments. On January 19, 2007, we reported that we had been advised of circumstances that were reasonably likely to have a material adverse impact on our construction-to-permanent residential loan portfolio. Although each of Coast Bank’s construction-to-permanent residential loans (“residential construction loans”) are with Borrowers who individually own the properties on which single family dwellings are to be constructed and each Borrower is required to separately contract with builders for such construction, a significant number of Borrowers hired the Builder for such construction. In December, 2006, the Company was advised that a large number of subcontractor and other liens started to be placed on several of the existing construction projects of the Company’s Borrowers. In late December, 2006, the Builder advised the Company that it had effectively ceased operations.

Upon learning of these developments, we undertook a thorough review of the full residential construction loan portfolio and identified 482 residential construction loans pursuant to which our Borrowers had contracted with the Builder and its affiliates for the construction of single family dwellings (“Affected Loans”). Coast Bank had committed approximately $110 million to fund these loans, of which more than half had been funded as of January 19, 2007.

In reviewing the Affected Loans, we ascertained that approximately 154 of the loans were on homes where the construction more than 90% complete; approximately 112 of the loans were on homes which were between 10% to 90% complete; and 216 of the loans were loans on lots where there has been no construction activities. Additionally, these Borrowers were primarily financing construction for investment purposes and the properties were primarily located in Charlotte and Sarasota counties.

From January 19, 2007 through March 2, 2007, the Company and Coast Bank evaluated each of the Affected Loans to determine the status and progress of the construction, the amounts needed to complete construction, the draws available under the existing residential construction loans, the deficiencies if any, and the current performance of the Borrower under each loan.

Based on our analysis of the residential construction loan portfolio, including the Affected Loans, as well as the impact that the current local residential real estate market conditions may have on the willingness of our borrowers to comply with their obligations, we posted a provision to the Bank’s allowance for loan losses of $21.0 million. Of this provision, $14.0 million was specifically allocated to the Affected Loans to reflect the increased risk associated with these loans. The remaining provision was related to residential construction loans that had similarities in product, primarily related to the investment purpose of the financing by borrowers. The builders for these similar loans are currently performing and the related provision was made in light of the recent local residential real estate market conditions. In reaching its conclusions, the Company worked closely with its accountants and other professionals. We believe that the additional reserves recorded by the Company will adequately provide for any losses arising from the Affected Loans while maintaining an adequately capitalized bank.

Franchise/Growth Activities. During the first nine months of 2006, we continued to focus on the expansion of our banking franchise in markets experiencing rapid growth or in established markets whose demographics are attractive to us. In particular, we opened four full service branches in Pinellas County during 2006, in addition to two full service branches in Hillsborough County, one full service branch in Pasco County, and one full service branch in Manatee County, giving us a total of 20 branches. The branches opened in Hillsborough and Pasco Counties represented our entry into these counties and continued our branch expansion in the greater Tampa Bay region outside of Manatee County.

Our Strategy

During 2005 and the first nine months of 2006, we engaged in an aggressive growth and branching strategy to expand our geographical reach in the greater Tampa Bay region and increase our market share. The population and economic growth in the Tampa Bay region has been a strong factor in fueling our growth. However, in the third quarter of 2006 our market areas began experiencing significantly rising property costs which increased the costs associated with our branch expansion activities and Coast Bank’s interest rate margins were being squeezed as a result of current monetary policy and interest trends. Accordingly we decided in the fourth quarter to temper our growth strategy to focus more on increasing the profitability of the Bank and improving the deposit mix of our existing branches. We are currently working diligently with our financial adviser Sandler O’Neill Partners, LP to assist us in evaluating our strategic alternatives.

Resolution of Affected Loans. Coast Bank has established a committee, consisting of senior management and bank counsel to evaluate and implement its strategy related to the resolution of the Affected Loans. At the direction of this committee, Coast Bank has established a centralized call center to facilitate discussions with the Borrowers represented in this portfolio. Coast Bank is in the process of working with the borrowers to establish the appropriate course of action related to their transaction and is actively providing information to the Borrowers to assist in this process. To date, Coast Bank has had contact with approximately 420 of the Borrowers and/or their representatives.

Improving the Quality of Our Loan Portfolio and Curtailing the Operations of Our Residential Construction Loan Department. We are currently evaluating our residential lending programs to determine the long-term viability of this department. We have discontinued the origination of all residential loans through broker correspondence while we evaluate our long-term strategic alternatives. We are also working to improve the quality of our residential loan portfolio by evaluating our current product offerings.

Improve Efficiency and Profitability. In our efforts to continue to improve our efficiency and profitability, our plan is to focus on improving our operating expenses as a percent of total assets and improving our efficiency ratio. We also will seek to improve our profitability by maintaining pricing discipline on the loans we originate and attracting lower cost core deposits. However, because of the impact of our Affected Loans and the impact that resolution of these loans will have on our legal and other professional fees, and other related expenses, we anticipate that the operating and other non-interest expenses associated with this resolution will have a short-term material adverse impact on profitability and our efficiency ratio.

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

Market for Services

We believe that our principal markets for service are:

•	the established and expanding commercial and small business market within our primary market area;

•	the real estate mortgage market within our primary market area for retail residential lending; and

•	the consumer loan market within our primary market area.

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

Competition

We encounter strong competition both in making loans and attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws, which permit multi-bank holding companies as well as the availability of nationwide interstate banking, have created a highly competitive environment for financial services providers in our primary service area. In one or more aspects of our business, we compete with other commercial banks, savings and loan associations, credit unions, internet banks, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries operating in our primary market area and elsewhere. Most of our primary competitors, some of which are affiliated with large bank holding companies, have substantially greater resources, larger established customer bases, higher legal lending limits, extensive branch networks, numerous ATMs, greater advertising-marketing budgets and they may offer certain services, such as trust services, that we do not currently provide. In addition, many of our non-bank competitors are not subject to the same extensive federal regulations that govern state chartered and federally insured banks and may have greater flexibility in competing for business.

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

Lending Activities

General. Coast Bank’s loan portfolio consists of commercial loans, commercial real estate loans, residential construction loans, residential mortgage loans, and consumer loans (primarily home equity loans and lines of credit). Most of the borrowers are located in the county where our branches are located or in the surrounding counties. Our residential construction loan program, however, has borrowers throughout the State of Florida. We have currently ceased originating these loans.

Coast Bank’s loans are subject to state and federal laws and regulation. Interest rates charged by us on loans are affected by Coast Bank’s current asset/liability strategy, the demand for various types of loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax polices and governmental budgetary matters.

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

Commercial Real Estate. Commercial real estate loans generally involve transactions where the decision to extend credit is predicated on a borrower’s ability to repay the loan and the application of prudent guidelines for assessing the value of the underlying collateral. Commercial real estate loan terms are generally limited to three years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically are not to be fixed for a period exceeding 12 months. Coast Bank generally charges an origination fee for its services. Risks inherent in managing a commercial real estate portfolio relate to either sudden or gradual drops in property values as a result of a general or local economic downturn. A decline in real estate values can cause loan to value margins to increase thereby deteriorating the Bank's equity cushion on both an individual and portfolio basis. Coast Bank attempts to reduce credit risk on its commercial real estate loans by carefully underwriting each loan of this type to address the perceived risks in the individual transaction. Generally, Coast Bank requires an 80% loan to value ratio based on a current appraisal, or the lower of cost or appraised value for new purchases, and a net projected cash flow available for debt service equal to 120% of the debt service requirement.

A borrower’s ability to repay is carefully analyzed and policy calls for an ongoing analysis of cash flow to debt service ability. Commercial real estate appraisers must meet the licensing requirements of the applicable jurisdiction. Each appraisal is scrutinized in an effort to insure current comparable market values. As noted above, commercial real estate loans are generally made on owner-occupied properties where there is both a reliance on the borrower's financial health and the ability of the borrower and the business to repay. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates, and the quality of the borrower's management. Coast Bank attempts to limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis. Coast Bank generally requires personal guarantees from the principal owners of the property. As part of the credit analysis, Coast Bank also reviews the personal financial statements of the principal owners. Approval of exceptions to policy is properly documented. Virtually all borrowers are required to forward annual corporate, partnership, and personal financial statements to comply with Coast Bank policy and enforced through the loan covenants contained in the documentation prepared for each transaction. Interest rate risks to Coast Bank are generally mitigated by using either floating interest rates or by fixing rates for a short period of time, generally three years or less. While loan amortizations may be approved for up to 300 months, each loan will usually have a maturity date of five years or less.

Residential Lending. A large portion of Coast Bank’s lending activities historically have consisted of the origination of residential construction-to-permanent loans throughout the State of Florida, which were used to finance the construction of single-family dwellings (i.e., residential construction loans). Coast Bank’s residential construction loans to individuals have typically ranged in size from $100,000 to $400,000. These loans have been made for the construction of primary residences and second homes, as well as a significant amount for investment purposes. Construction loans also have been made to contractors to erect single-family dwellings for resale. At December 31, 2006, $1.2 million or 0.5%, of Coast Bank’s residential construction loans have been made to contractors to erect single-family dwellings for resale.

Residential construction loans are generally considered to involve a higher degree of risk than long-term financing collateralized by improved, occupied real estate. Our risk of loss on a residential construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at the completion of construction and estimated cost (including interest) of construction. Our risk of loss also is dependent on the financial viability of builders which have been hired to construct multiple homes for our borrowers and the general real estate market in those areas when the homes are being constructed. If the estimate of construction cost proves to be inaccurate, Coast Bank could be required to advance funds beyond the amount originally committed in order to permit completion of the project. If the estimate of anticipated value proves to be inaccurate such as may occur in a declining real estate market, the value of our collateral may be insufficient to assure full repayment.

Because of the loss that we recorded in 2006 due to the failure of the local Builder, Coast Bank’s capital position has been adversely affected. As a result of Coast Bank’s current capital position as well as, the termination of our residential lending manager and residential loan operations manager, Coast Bank has decided to discontinue the origination of any residential construction loans originated through broker correspondence. The majority of our residential construction-to-permanent loan portfolio was originated through broker correspondence.

Coast Bank however, will continue to offer single family residential mortgage loans to its customers primarily in its local market area. Although Coast Bank offers both adjustable rate mortgages (“ARMs”) and fixed rate loans, it will generally sell fixed rate loans in the secondary market.

In relation to the loans we originated, interest earned on loans and fees generated from mortgage servicing activities, we receive loan origination fees or “points” for originating loans, which are netted with associated costs and amortized into interest income over the life of the loan. Origination fees are calculated as a percentage of the principal amount of the mortgage loan and are charged to the borrower for the creation of the loan. Loan origination fees are volatile sources of income, and are affected by the volume and types of loans and commitments made, competitive conditions in the mortgage markets, and the demand for and availability of money.

Coast Bank offers ARMs with rate adjustments tied to the weekly average rate of U.S. Treasury securities adjusted to a constant one-year maturity with specified minimum and maximum interest rate adjustments. The interest rates on a majority of these mortgages are adjusted between one year and five years with limitations on upward adjustments of 2% per adjustment period and 6% over the life of the loan. Coast Bank also generally originates 15-year and 30-year fixed-rate mortgage loans on single family residential real estate. However, for a limited period of time we have offered some loans with a 50 year term. Currently, we have discontinued these types of products while we evaluate all of our residential lending products. Coast Bank generally charges a higher interest rate if the property is not owner-occupied. The proportion of fixed-rate and adjustable-rate loan originations typically will depend in large part on the level of interest rates. As interest rates fall, there is generally a reduced demand for ARMs and, as interest rates rise, there is generally an increased demand for ARMs.

Fixed rate and adjustable rate mortgage loans collateralized by single family residential real estate generally have been originated in amounts of no more than 90% of appraised value, or 100% of cost. Any loans made in excess of 80% of the value of the property generally must be insured by private mortgage insurance. In the case of mortgage loans, Coast Bank procures mortgagees title insurance to protect against defects in its lien on the property that may collateralize the loan. Coast Bank requires title, fire, and extended casualty insurance to be obtained by the borrower, and, where required by applicable regulations, flood insurance. In the event that a mortgagor fails to pay premiums on fire and other hazard insurance policies, Coast Bank causes insurance to be placed on the property. Although the contractual loan payment period for single family residential real estate loans is generally for a 15-to-30 year period, such loans often remain outstanding for shorter periods than their contractual terms. Coast Bank may charge a penalty for prepayment of mortgage loans. Mortgage loans originated by Coast Bank customarily include a “due on sale” clause giving Coast Bank the right to declare a loan immediately due and payable in the event, among other matters, that the borrower sells or otherwise disposes of the real property subject to a mortgage. In general, Coast Bank enforces due on sale clauses.

Consumer Loans. Consumer loans made by Coast Bank have included automobiles, recreational vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized), and deposit account collateralized loans. Our consumer loan portfolio consists primarily of home equity lines loans with both fixed and variable rate lines of credit. The initial rate is determined by risk based pricing and the majority of these loans have a loan to value of less than 80%.

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

Loan Solicitation and Processing. Loan originations have been derived from a number of sources. Residential loan originations related to our construction-to-permanent loans are primarily attributed to broker correspondents, and other conventional residential mortgage loans can be attributed to real estate broker referrals, mortgage loan brokers, direct solicitation by Coast Bank’s loan officers, present depositors and borrowers, builders, attorneys, walk-in customers, and, in some instances, other lenders. Loan applications, whether originated through Coast Bank or through mortgage brokers, are underwritten and closed based on the same standards, which generally meet FNMA underwriting guidelines. Consumer, commercial, and commercial real estate loan originations are generally through customer or other referrals, direct solicitation by Coast Bank’s loan officers, and through participation with other lenders. The legal lending limit of Coast Bank, as of December 31, 2006, was $10.5 million, of which no more than $6.3 million can be loaned on an unsecured basis.

Loan Approval Procedures and Authority. The loan underwriting procedures followed by Coast Bank are designed to conform with regulatory specifications and to assess the borrower’s ability to make principal and interest payments and the value of any assets or property serving as collateral for the loan. Generally, as part of the process, a bank loan officer meets with each applicant to obtain the appropriate employment and financial information as well as any other required loan information. Upon receipt of the borrower’s completed loan application, Coast Bank then obtains reports with respect to the borrower’s credit record, and orders and reviews an appraisal of any collateral for the loan (prepared for Coast Bank through an independent appraiser). Once a loan application has been completed and all information has been obtained and verified, the loan request is submitted to a final review process.

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

Coast Bank’s policies and loan approval limits are established and approved by the Board of Directors. Each individual loan officer’s loan approval limits are based on the type of loan and the collateral securing the loan. The maximum loan approval limit of any individual loan officer for a secured loan is $650,000, and the maximum loan approval limit of any individual loan officer for an unsecured loan is $100,000. A loan officer may combine loan approval limits with the next higher loan officer for a combined lending limit. The maximum loan approval limits without Board of Directors approval is $2.5 million for secured loans and $500,000 for unsecured loans based on the approval of Coast Bank’s Officer Loan Committee, which is comprised of members of management that have been approved by Coast Bank’s Board of Directors. This committee is currently made up of the President, commercial lending manager, consumer lending manager, and chief credit officer. Loans over $2.5 million must be approved by both Coast Bank’s Officer Loan committee, as well as Coast Bank’s Director Loan committee, which is currently comprised of seven directors of Coast Bank and meets on such basis as is deemed necessary to promptly service loan demand. Loan approval limits are applicable to all loans and the renewals, extensions, releases of collateral, and modifications thereof. For the purpose of loan approval limits, the total of all outstanding loans, including commercial, to one borrower is considered one loan. All loans made to officers, directors, and their affiliates require the approval of the entire Board of Directors.

Employees

At December 31, 2006, the Company and Coast Bank together employed 225.5 full-time equivalent employees. None of these employees are covered by a collective bargaining agreement and we believe that our employee relations are good.

Supervision and Regulation

The banking industry is extensively regulated under both federal and state law. These laws and regulations are intended primarily to protect depositors and the federal deposit insurance funds, and not for the protection of shareholders. The following discussion summarizes certain aspects of the banking laws and regulations that affect the Company and Coast Bank. A change in the applicable laws or regulations, or a change in the way such laws or regulations are interpreted by regulatory agencies or the courts, may have a material impact on the business or prospects of the Company or Coast Bank.

To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.

Bank Holding Company Regulation

General. As a bank holding company registered under the Bank Holding Company Act of 1956 (the “BHCA”), the Company is subject to the regulation and supervision of, and inspection by, the FRB. We are required to file annual reports with the FRB and to provide the FRB with such additional information as it may require. In the past, the BHCA limited the activities of bank holding companies and their subsidiaries to activities which were limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries or engaging in any other activity which the FRB determined to be so closely related to banking or managing or controlling banks as to be properly incident thereto. Under the Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLB Act”) which is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are “financial in nature” if all of their subsidiary depository institutions are well capitalized, well managed, and have at least a satisfactory rating under the Community Reinvestment Act (discussed briefly below).

Generally, a bank holding company, with certain limited exceptions, may not (i) acquire or retain direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engage directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries; unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies, such as the Company, are required to obtain prior approval of the FRB to engage in any new activity not previously approved by the FRB.

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

Additionally, with certain exceptions, any person proposing to acquire control through direct or indirect ownership of 25% or more of our voting securities is required to give 60 days’ written notice of the acquisition to the FRB, which may prohibit the transaction, and to publish notices to the public.

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

Bank Regulation

General. Coast Bank, a Florida state-chartered banking corporation, is a general commercial bank, the deposits of which are insured by BIF and, as such, is subject to the primary supervision, examination, and regulation by the Florida Office of Financial Regulation (“Florida Department”) and the FDIC. It is not a member bank of the Federal Reserve System.

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

The FDIC insures the deposits of Coast Bank to the current maximum allowed by law. Applicable statutes and regulations administered by the FDIC also relate to required reserves against deposits, investments, loans, mergers and consolidations, issuance of securities, payment of dividends, establishment of branches, and other aspects of Coast Bank’s operations. The FDIC has extensive enforcement authority over the institutions it regulates to prohibit or correct activities that violate law, regulation or written agreement with the FDIC. Enforcement powers are also available to regulate activities that are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or a receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil monetary penalties on the institution, its directors, officers and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees, and institution-affiliated parties, and the enforcement of any such mechanism through restraining orders or other court actions.

Lending Activities. There are various legal restrictions on the extent to which the Company and any non-bank subsidiaries affiliated with Coast Bank can borrow or otherwise obtain credit from Coast Bank. There also are legal restrictions on Coast Bank’s purchase of or investments in the securities of, and purchase of assets from, the Company and of its non-bank subsidiaries, on loans or extensions of credit by a bank to third parties collateralized by the securities or obligations of the Company and any of its non-bank subsidiaries, on the issuance of guaranties, acceptances and letters of credit on behalf of the Company and any of its non-bank subsidiaries, and with respect to which the Company and its non-bank subsidiaries, act as agent, participate or have a financial interest. Subject to certain limited exceptions, under Florida banking law Coast Bank may not extend credit to the Company or to any other affiliate in an amount which exceeds 10% of Coast Bank’s capital stock and surplus and may not extend credit in the aggregate to such affiliates in an amount which exceeds 20% of its capital stock and surplus. Further, there are legal requirements as to the type, amount, and quality of collateral which must secure such extensions of credit transactions between Coast Bank and such affiliates, and such transactions must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to Coast Bank as those prevailing at the time for comparable transactions with non-affiliated companies.

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

In addition, Florida banking law places certain restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to the Florida Banking Code, the board of directors of state-chartered banks, after charging off bad debts, depreciation, and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semiannually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank’s retained net profits for the preceding two years and, with the approval of the Florida Department, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until the fund becomes equal to the amount of the bank’s common stock then issued and outstanding. A state-chartered bank may not declare any dividend if (a) its net income from the current year combined with the retained net income from the preceding two years is a loss, or (b) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida Department or a federal regulatory agency. As of December 31, 2006, Coast Bank is not permitted to declare dividends.

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

Under certain circumstances, a depository institution’s primary federal regulatory agency may use its authority to reclassify a “well classified” bank as “adequately capitalized” or subject an “adequately capitalized” or “undercapitalized” institution to supervisory actions applicable to the next lower capital category if it determines that the bank is in an unsafe or unsound condition or deems the bank to be engaged in an unsafe or unsound practice and to not have corrected the deficiency. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. Generally, failing to maintain the status of a “well capitalized” or “adequately capitalized” depository institution subjects the institution to restrictions and limitations on its business that become progressively more severe as capital levels decrease. At December 31, 2006, Coast Bank met the definition of an “undercapitalized” institution. This resulted from the additional provision to our allowance for loan losses of $21 million that was recorded effective

December 31, 2006. In January 2007, the Company made a capital contribution of $14 million to Coast Bank which increased the capital level of Coast Bank. As of February 28, 2007, Coast Bank was an “adequately capitalized” institution.

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

Community Reinvestment Act

Bank holding companies and their subsidiary banks are subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”) and the regulations promulgated there under by the appropriate bank regulatory agency. Under the terms of the CRA, a state bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a national bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Further, such assessment also is required of any state bank that, among other things, has applied to merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or a bank holding company, the FRB will assess the record of each subsidiary bank of the applicant bank holding company in considering the application.

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

Brokered Deposits

Only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval. Under implementing regulations, “well capitalized” banks may accept brokered deposits without restriction, “adequately capitalized” banks may accept brokered deposits with a waiver from the FDIC (subject to certain restrictions on payments of rates), while “undercapitalized” banks may not accept brokered deposits. At December 31, 2006, we did not have any brokered deposits. However, as part of our liquidity management process, Coast Bank accepted brokered deposits in January, 2007. Coast Bank has obtained a waiver from the FDIC for these deposits. As of March 7, 2007, we held $45 million in brokered deposits at an average rate of 5.49%, with an average remaining maturity of 4.2 months. We do not anticipate generating any additional brokered deposits.

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

FDIC Insurance Premiums

The FDIC insures the deposits of Coast Bank up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF-insured institution is based on its relative risks of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required. The FDIC may terminate insurance of deposits upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. As a result of the Federal Deposit Insurance Reform Act of 2005, Coast Bank expects to be assessed deposit insurance on a quarterly basis beginning April 1, 2007. We believe the assessment rate will be approximately .28% of total deposits, and subsequent assessments will be recorded as expenses when incurred.

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

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented a broad range of corporate governance, accounting, and reporting measures for companies who have shares registered under the Securities Exchange Act of 1934 which are designed to ensure that the stockholders have full and accurate information about the public companies in which they invest. All public companies, including companies that file periodic reports with the SEC, are affected by the Sarbanes-Oxley Act.

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

Risks Related to Our Business

Our future success will depend significantly on our ability to successfully resolve the Affected Loans.

Although we have made additional loan loss provisions to reflect the increased risk of the Affected Loans, ultimately our future success will be significantly dependent on our ability to maintain the performance of Borrowers under Affected Loans that are currently performing in accordance with the contractual arrangements, and to either seek performance by those borrowers who are in default or successfully restructure the lending arrangements with such Borrowers, without materially exceeding our loan loss allowance for the Affected Loans.

During our review of the residential construction loan portfolio that was precipitated by the failure of the Builder, we identified 482 Affected Loans which, as of January 19, 2007, were classified as follows:

154 loans where construction was at least 90% complete;

112 loans where construction was between 10% and 90% complete; and

216 loans on lots where little or no construction had commenced.

Approximately $110 million has been committed by Coast Bank to fund to these loans, of which approximately $67 million has been disbursed as of February 28, 2007. We thereafter conducted a detailed analysis of each loan to determine more precisely the status of progress of construction, the amounts needed to complete construction, the draws available under such loans and the deficiencies, if any, and the current performance under each loan. As a result of our review and analysis, we added $14 million to our loan loss allowance to reflect the additional risk of the Affected Loans.

Although we have created a committee comprised of management and outside professionals that is specifically assigned the responsibility to successfully resolve each of the Affected Loans, there can be no assurance that they will be able to do so. Further, if the actual loan loss experienced with the Affected Loans varies with the assumptions, judgments, and estimates used by management to determine the additional loan loss to be taken for the Affected Loans, the loan loss allowance may not be sufficient to cover loan losses that actually occur. To the extent that loan losses exceed the loan loss allowance therefore, additional provisions to the loan loss allowance may be necessary which would negatively impact both our profitability and our capital position. Depending on the extent of any such loss, we may be subject to regulatory corrective action. Furthermore, we have incurred significant professional fees in connection with the review and analysis of the Affected Loans and anticipate further future significant professional expenses associated with the resolution of the Affected Loans. Those expenses will adversely affect our profitability.

Our residential construction loans are subject to additional risks.

Our mortgage banking department historically has originated a significant volume of residential construction loans. Although such loans are originated with the intent of selling many of them in the secondary market upon conversion to “permanent” financing, these loans are subject to risks during the construction phase that are not present in standard residential mortgage loans. These risks include:

•	the viability of the contractor;

•	the contractors ability to complete the project, meet deadlines and time schedules, the timing of construction draws, and to stay within cost estimates;

•	concentrations of such loans with single contractors and its affiliates;

Although each of our residential construction loans are with individual owners of properties (i.e., Borrowers) who separately contract with builders to construct single dwelling homes on their properties, certain contractors may be hired by multiple Borrowers for such construction activities. Even through each Borrower is responsible to Coast Bank for repayment of his or her loan and Coast Bank has no contractual arrangement with such contractors, such concentration of construction contracts increases the risk of repayment of such residential construction loans in the event any such contractor is generally unable to perform in a timely fashion under its contractual obligations with the Borrowers. In addition to the Affected Loans, we had a builder concentration with $25.1 million outstanding as of February 28, 2007. There were no other significant builder concentrations that exceeded $7.4 million in outstanding loan balances. Although we believe each of these contractors currently are duly performing their obligations under their respective construction contracts and we have no reason to believe that such contracts will not be timely performed, there can be no assurance that one or more of such contractors may fail in the future to perform in accordance with these contractual arrangements. An additional risk with this concentration of loans, including the Affected Loans, is that the financing for the construction properties was primarily for investment purposes, and are located within limited geographic areas. These loans present additional risks of repayment in the event of decreases in property values or volatility in the residential real estate market because such properties are strictly for investments rather than serving as a residence for the purchaser.

Initially, before conversion-to-permanent financing, these loans are held in our construction loan portfolio. The sale of these loans in the secondary market allows us to hedge against interest rate risks related to such lending operations. The ability to sell these loans in the secondary market requires compliance with strict underwriting criteria.

If we experience greater loan losses than anticipated, our earnings and our ability to fund our growth strategy may be adversely affected.

As a lender, we are exposed to the risk that our customers will be unable to repay their loans according to their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit losses are inherent in the business of making loans and could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio will relate principally to the creditworthiness of individuals and the value of the real estate serving as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will relate principally to the general creditworthiness of businesses and individuals within our local markets. As indicated previously, we identified 482 Affected Loans which we are in the process of attempting to successfully resolve.

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

A significant portion of our loan portfolio is dependent on real estate. As of December 31, 2006, our loan portfolio included $380.5 in residential real estate and residential construction loans and $138.9 in commercial real estate loans, or 65.0% and 23.7%, respectively, of our total loan portfolio. Since our loans are collateralized primarily by real estate located in Florida, a downturn in the Florida real estate market could lead to a deterioration of our collateral and may expose us to an additional risk of loss.

Our high concentration of commercial real estate and commercial loans expose us to increased lending risks.

As of December 31, 2006, the composition of our loan portfolio was as follows:

•	commercial real estate loans of $138.9 million, or 23.7% of total loans;

•	commercial loans of $13.6 million, or 2.3% of total loans;

•	residential real estate loans of $145.3 million, or 24.8% total loans;

•	residential construction loans of $235.2 million, or 40.2% of total loans; and

•	consumer loans of $52.9 million, or 9.0% of total loans.

Commercial real estate and commercial loans, which comprise 26.0% of our total loan portfolio as of December 31, 2006, generally expose us to a greater risk of loss than our residential real estate, and consumer loans, which comprise 33.8% of our total loan portfolio as of December 31, 2006. Commercial real estate loans and commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Further, approximately 66.3% of our residential construction loans, or $156.0 million, are classified as investor loans and because of the nature of an investment as opposed to those borrowers seeking a primary residence, such loans expose us to risk of repayment. Consequently, an adverse development with respect to commercial real estate loans, or commercial loans, or residential construction loans may expose us to a significantly greater risk of loss compared to an adverse development with respect to residential real estate, or consumer loans.

Our success will be dependent on our ability to profitably manage our current branches.

During 2006, we continued to expand our franchise through branch expansion and we now have 20 branches. Thirteen of those branches were added in 2005 and 2006. Our ability to manage the growth of our new branches successfully will depend on our ability to maintain cost controls and asset quality while attracting additional loans and deposits on favorable terms. Although we have been able to achieve significant and rapid growth, our previous expansion strategy has had an adverse impact on our profitability in the short term due to the operating and other noninterest expenses associated with growth and branching. The opening of new branches has required an investment of funds that will not generate profits for a period of time, if at all. Furthermore, our newly opened branches have historically tended to initially attract significantly more time deposits than core deposits resulting in a higher cost of funds which adversely affect net interest margins. If we are unable to improve the composition of our deposit base at our expansion branches, our net interest margins and, ultimately, our profitability may be adversely affected.

Our rapid growth has placed significant demands on our operations and management. Our future success will depend on the ability of our officers and other key employees to continue to implement and improve our operational, credit, financial, management, and other internal risk controls and processes, along with our reporting systems and procedures, as the number of client relationships continue to expand. We may not successfully implement improvements to our management information and control systems and control procedures and processes in an efficient or timely manner and we may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate an increase in expected loan volume and the infrastructure that comes with new branches. If we are unable to manage expansion experienced in our operations during the past year, we may experience compliance and operational problems or incur additional expenditures beyond current projections to support such operations, any one of which could adversely affect our business. We cannot assure you that we will continue to be successful in increasing the volume of loans and deposits at acceptable risk levels, expanding our asset base to a targeted size, and managing the costs and implementation risks associated with our prior growth strategy. We also cannot provide you with any assurance that our prior expansion activities will be profitable.

Our prior expansion activities, as well as the impact of the Affected Loans on our capital position, may require us to raise additional capital in the future and such capital may not be available when needed or at all.

Assuming successful resolution of the Affected Loans, we are an adequately capitalized institution. Depending on our performance, we may need to raise additional capital in the future to support our capital. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and on our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. If we are unable to raise additional capital on acceptable terms when needed, our ability to maintain our current asset size could be impacted.

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

In the current interest rate environment, short-term rates have escalated while long-term rates have stayed low causing a flattening of the yield curve. This flattening of the yield curve is making it more difficult to earn the traditional spreads that we are accustomed to earning. As a result, our margin has contracted, which affects the overall profitability of Coast Bank.

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

Our success will be dependent to a large extent upon the economic and population growth in the State of Florida and, in particular, in the greater Tampa Bay region or those areas where we make loans. Unlike larger banks that are more geographically diversified, we currently provide banking and financial services primarily to customers located in Manatee, Pinellas, and Sarasota counties, Florida. In addition, we currently make construction-to-permanent loans throughout the State of Florida and may, in the future, expand the geographic scope of those loans. If either the population or the income growth in the greater Tampa Bay region or in our lending area is slower than projected, income levels, deposits, and housing starts could be adversely affected and could result in the curtailment of our expansion, growth, and profitability. In addition, the ability of our customers to repay their loans will be impacted by the economic conditions in those areas. If the greater Tampa Bay region or areas where we make loans experience a downturn or a recession for a prolonged period of time, we would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity, and eroding capital. Further, it is possible that depositors could lose confidence in Coast Bank and withdraw their deposits. If such deposit withdrawals are significant and we can not obtain other sources of liquidity, we could experience impaired liquidity and could become subject to regulatory corrective action.

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

The banking industry is extensively regulated and supervised under both federal and state law. We are subject to the regulation and supervision of the FRB, the FDIC, and the Florida Department. These regulations are intended primarily to protect depositors, the public, and the FDIC insurance funds, and not our stockholders. These regulations govern matters ranging from the regulation of certain debt obligations, changes in the control of bank holding companies and Florida state-chartered banks, and the maintenance of adequate capital to the general business operations and financial condition of Coast Bank, including permissible types, amounts and terms of loans and investments, to the amount of reserves against deposits, restrictions on dividends, establishment of branch offices, and the maximum interest rate that may be charged by law. We are subject to changes in federal and state banking law, as well as regulations and governmental policies, income tax laws, and accounting principles. Regulations affecting banks are undergoing continuous change, and the ultimate effect of such changes cannot be predicted. Regulations and laws may be modified at any time, and new legislation may be enacted that will affect us and our subsidiary. We cannot assure you that such modifications or new laws will not adversely affect us.

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

In 2002, Coast Bank acquired an additional administrative office at 6205 Cortez Road West, Bradenton, Florida 34210 (“Operations Center”) to support its growth. In connection with the relocation of the administrative offices and operations center to the Downtown Building, the Company leased 4,500 square feet of the Operations Center to a third party and granted an option to purchase the Operations Center to a third party for $1.75 million. On February 22, 2006, this option was exercised and on March 16, 2006, the sale was completed. In connection with the sale of the Operations Center, Coast Bank entered into a lease with such third party to continue to occupy the 5,500 square feet which currently houses our residential lending operations. The annual base rent under this lease is $93,500. This lease expires on March 31, 2007. We are currently negotiating a one year renewal for this lease.

We have 20 branch locations, as set forth below:

Branch Location	Approximate Square Feet	Opened	Ownership
2412 Cortez Road West Bradenton, Florida	7,900	2000	(1)

7051 Manatee Avenue Bradenton, Florida	6,000	2002	Fee Simple

5390 Gulf of Mexico Drive Longboat Key, Florida	2,150	2002	Lease (2)

995 N. Haben Blvd. Palmetto, Florida	3,000	2003	Fee Simple

9819 Cortez Road West Bradenton, Florida	3,000	2004	Fee Simple

415 – 53rd Avenue Bradenton, Florida	2,500	2004	Fee Simple

Downtown Building Branch (3) 1301 Sixth Avenue West Bradenton, Florida	1,523	2004	Fee Simple

111 Second Avenue NE St. Petersburg, Florida	5,600	2005	Lease (4)

6850 Central Avenue St. Petersburg, Florida	4,000	2005	Lease (5)

5825 – 54th Avenue North Kenneth City, Florida	3,200	2005	Fee Simple

13700 Park Blvd. Seminole, Florida	3,200	2005	Fee Simple

3005 – 53rd Avenue East Bradenton, Florida	2,500	2005	Fee Simple

2046 Bayshore Blvd. Dunedin, Florida	3,200	2006	Fee Simple

4601 Manatee Avenue West Bradenton, Florida	3,000	2006	Lease (6)

110 W. Bloomingdale Avenue. Brandon, Florida	2,203	2006	Lease (6)

510 Oakfield Drive Brandon, Florida	2,954	2006	Lease (6)

Branch Location	Approximate Square Feet	Opened	Ownership
21708 State Road 54 Lutz, Florida	5,000	2006	Lease (6)

13175 Walsingham Road Largo, Florida	6,572	2006	Lease (6)

7600 U.S. Hwy 19 North Pinellas Park, Florida	2,105	2006	Lease (6)

3024 Enterprise Road East Clearwater, Florida	3,606	2006	Lease (7)

(1)	The Bank owns the building, but occupies the land pursuant to a 99 year lease. Under this lease, our annual rent is $15,183.
(2)	The Longboat Key branch is subject to a five-year lease which was assumed by Coast Bank. Under this lease our annual base rent is $72,072. This lease expires on August 31, 2008 and may be renewed for two additional five-year terms.
(3)	This branch is located at the Downtown Building where we also maintain our administrative and executive offices.
(4)	The St. Petersburg branch is subject to a 10-year lease. Under this lease, the annual base rent is $70,188. This lease expires on December 31, 2014 and may be renewed for three five-year terms.
(5)	The Central Avenue branch is subject to a 6-year lease. Under this lease, the annual base rent is $52,500. This lease expires on June 26, 2011.
(6)	Each of these properties will are from AFRT. We will pay all the occupancy expenses associated with each lease. In addition to annual base rent and occupancy expenses, we are also required to pay an annual management fee equal to 3% of the then-annual base rent. The annual base rent shall increase annually an amount equal to the greater of 3% or the CPI increase. Each lease has a term of 15 years with three five-year options to renew.
(7)	The Enterprise Road branch is subject to a 10-year lease. Under this lease, the annual base rent is $102,771. This lease expires on February 15, 2016 and may be renewed for two 10-year terms.

In addition to the above branches, we have identified 2 properties as potential future branch offices. First, we own a parcel of land at 8200 Tuttle Rd, Sarasota Fl, which we purchased for $874,000. We could build a free-standing branch with approximately 3,500 square feet. Secondly, we have a lease for a ten year term with three 3-year options to renew. Under this lease, our annual base rent is $80,500. The proposed branch location is at 1825 Sunset Point Road in Clearwater, Fl. Based on the current status of these locations and other factors, which includes analyzing our long term strategic alternatives, these branches are not expected to be opened, if at all, prior to the first quarter of 2008.

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

There were no matters submitted to a vote of the Company’s security-holders during the fourth quarter of its fiscal year ended December 31, 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, and position of each executive officer of the Company and Coast Bank are set forth below, together with such officer’s business experience during the past five years.

Name	Age	Position with the Company or Coast Bank
Brian F. Grimes	44	President and Chief Executive Officer of the Company and Coast Bank and Secretary of the Company
James V. Dugger	47	Executive Vice President/Consumer Lending Manager of Coast Bank
Stephen J. Putnam	43	Executive Vice President/Commercial Lending Manager of Coast Bank
Paul J. Nidasio	60	Executive Vice President/Chief Credit Officer of Coast Bank
Justin D. Locke	34	Executive Vice President and Chief Financial Officer of the Company and Coast Bank
Anne V. Lee	49	Executive Vice President/Chief Operating Officer/Retail Banking Manager of Coast Bank/BSA Officer

Executive Officers

The executive officers of the Company and Coast Bank and their offices with the Company and Coast Bank are set forth below. Officers are elected annually by the respective Boards of Directors of the Company and Coast Bank to hold office until the earlier of their death, resignation, or removal.

Brian F. Grimes has served as President and Chief Executive Officer since July 2006 and director of the Company and Coast Bank since May 2006. From February 2004 to July 2006, Mr. Grimes served as Executive Vice President and Chief Financial Officer of the Company and from December 2003 to July 2006 as Executive Vice President and Chief Financial Officer of Coast Bank. From March 2003 to December 2003 Mr. Grimes served as Senior Vice President and Controller of Coast Bank. From 1998 to 2003, Mr. Grimes served as Senior Vice President and Treasurer of Republic Bank, St. Petersburg, Florida. Mr. Grimes received his Bachelor of Science in Finance from the University of South Florida. Mr. Grimes has over 20 years experience in banking.

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

Stephen J. Putnam has served as Executive Vice President/Commercial Lending Manager for Coast Bank since January 2007. In this role, Mr. Putnam is responsible for overseeing Coast Bank’s commercial lending activities. Previously, Mr. Putnam served as Senior Vice President at Washington Mutual National Homebuilder Finance Division as the acting Regional Credit Manager for the South Eastern United States. Mr. Putnam then joined First Priority Bank as an Executive Vice President before joining Coast Bank in January 2007. Mr. Putnam received his bachelor degree in Business Administration with a concentration in finance from the University of Florida and has over 21 years of banking experience.

Paul J. Nidasio has served as Executive Vice President/Chief Credit Officer for Coast Bank since January 2006. In this role, Mr. Nidasio is responsible for assisting line lenders in their calling efforts and the structuring and underwriting of their clients. Mr. Nidasio has 37 years experience in the banking industry including being a Federal Bank Examiner, Chief Credit Officer, and Special Assets Manager. Mr. Nidasio attended Gannon University and has a Bachelor of Science degree Business Administration.

Justin D. Locke was appointed to serve as Chief Financial Officer of the Company and Coast Bank in August 2006. Mr. Locke has served as interim Chief Financial Officer of the Company and the Bank since July 2006, Senior Vice President/Controller for the Bank since January 2004, and as a financial analyst for Coast Bank since October 2002. From June 1998 to October 2002, Mr. Locke served as a staff accountant with Republic Bank, St. Petersburg, Florida. Mr. Locke received his Bachelor of Science degree in Accounting from the University of South Florida and attained the designation of Certified Management Accountant in 2003. Mr. Locke has 9 years of experience in the banking industry.

Anne V. Lee has served as the Chief Operating Officer of the Company and Coast Bank since July 2006 and as Executive Vice President/Retail Banking Manager of the Bank since August 2003, and she will continue to serve in these positions in addition to her appointment as Director. Ms. Lee served as Coast Bank’s Senior Vice President/Retail Banking Manager from March 2003 to August 2003. In these capacities, Ms. Lee has been and is responsible for overseeing the branches and branch administration, business development, retail operations, marketing, compliance, human resources and training. Ms. Lee brings over 25 years of retail and operational banking experience to Coast Bank. From December 1997 until March 2001, Ms. Lee served as Senior Vice President, Support Services Manager for Republic Bank, St. Petersburg, Florida. Ms. Lee then joined FloridaFirst Bank in Lakeland, Florida in March 2001 as Retail Banking Service and Support Manager and continued in that position until joining Coast Bank in March 2003. Ms. Lee attended Manatee Community College and has over 26 years of banking experience.

There is no family relationship between any of directors or executive officers of the Company.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Shares

On November 5, 2003, our common shares commenced trading on the Nasdaq SmallCap Market under the symbol “CFHI” and on October 4, 2005, our common shares commenced trading on the Nasdaq National Market under the same symbol. At the close of business on March 7, 2007, there were 6,509,057 outstanding common shares which were held by approximately 2,005 shareholders of record.

The following table sets forth the high and low closing sales prices for the common shares as quoted by Nasdaq SmallCap Market and the Nasdaq National Market for the periods indicated:

	High	Low
Year Ended December 31, 2005:
First Quarter	$18.90	$16.75
Second Quarter	$18.50	$16.70
Third Quarter	$17.91	$16.37
Fourth Quarter	$16.95	$15.50

Year Ended December 31, 2006:
First Quarter	$17.31	$16.02
Second Quarter	$17.25	$15.66
Third Quarter	$17.25	$15.75
Fourth Quarter	$16.93	$16.00

Year Ended December 31, 2007:
First Quarter (through March 7, 2007)	$16.68	$5.99

On March 7, 2007, the last reported sale price of the common shares as quoted by Nasdaq National Market was $7.13 per share.

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

The following table sets forth certain of our consolidated financial data as of and for each of the fiscal years ended December 31, 2002 through 2006. We have derived the summary financial data as of and for the periods ended December 31, 2002 through 2006 from our audited consolidated financial statements for the respective periods. Effective April 15, 2003, Coast Bank became a wholly-owned subsidiary of the Company, which has no material operations other than those of Coast Bank. Therefore, the financial data of the Company prior to April 15, 2003 are the historical statements of Coast Bank.

	At and for the Years Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share data)
Selected Balance Sheet Data:

Total assets	$719,669	$550,294	$384,623	$263,883	$175,866
Cash and cash equivalents	14,337	48,013	7,122	7,667	8,9708
Loans, net	562,574	390,867	297,725	214,240	116,203
Mortgage loans held for sale, net	—	—	—	—	10,888
Securities(1)	95,048	80,318	56,063	27,564	29,589
Deposits	604,572	449,457	326,289	207,740	148,165
Borrowings(2)	55,108	24,367	20,657	19,597	10,641
Shareholders’ equity	57,176	73,763	34,948	33,665	16,261

Selected Results of Operations Data:

Interest income	$39,393	$25,427	$17,337	$12,141	$8,790
Interest expense	22,621	12,275	7,382	5,644	4,601

Net interest income	16,772	13,152	9,955	6,497	4,189
Provision for loan losses	22,589	1,815	1,315	2,934	835

Net interest (expense) income after provision for loan losses	(5,817)	11,337	8,640	3,563	3,354

Noninterest income	2,293	2,353	2,945	2,563	2,342
(Recovery) impairment of security available for sale	—	—	—	(400)	1,191
Noninterest expenses	23,905	14,647	10,226	9,107	5,609

(Loss) earnings before income taxes	(27,429)	(957)	1,359	(2,581)	(1,104)
Income tax (benefit) provision	(10,149)	(342)	528	(956)	(413)

Net (loss) earnings	$(17,280)	$(615)	$831	$(1,625)	$(691)

Common Share Data(3):

Basic earnings (loss)	$(2.65)	$(0.14)	$0.22	$(1.46)	$(0.66)
Diluted earnings (loss)	(2.65)	(0.14)	0.22	(1.46)	(0.66)
Book value at period end	8.78	11.34	9.30	9.01	7.60

Number of Common shares outstanding	6,509,057	6,503,600	3,756,050	3,735,450	1,350,450
Basic weighted average shares outstanding	6,508,545	4,354,994	3,749,343	1,715,053	1,042,184
Diluted weighted average shares outstanding	6,508,545	4,354,994	3,783,661	1,715,053	1,042,184

	At and for the Years Ended December 31,
	2006	2005	2004	2003	2002
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets	(2.75)%	(0.13)%	0.25%	(0.76)%	(0.49)%
Return on average equity	(24.01)	(1.43)	2.44	(8.70)	(5.05)
Net interest spread(4)	2.41	2.79	2.93	2.89	2.70
Net interest margin(5)	2.87	3.10	3.25	3.26	3.19
Average interest-earning assets to average interest-bearing liabilities	1.12	1.11	1.13	1.13	1.14
Efficiency Ratio(6)	125.39	94.46	79.27	96.10	104.12
Loans to deposits(7)	93.05	86.96	91.25	103.13	78.43

Asset Quality Ratios:
Allowance as a percentage of total loans(7)	4.39%	0.80%	0.97%	1.47%	1.16%
Allowance as a percentage of nonperforming loans(8)	425.45	238.51	200.90	299.81	453.02
Nonperforming assets to total assets(9)	0.86	0.24	0.38	0.42	0.25
Nonperforming loans to total loans(7)(8)	1.03	0.34	0.48	0.49	0.26
Net charge-offs to average loans	0.01	0.45	0.60	0.68	0.12

Risk Based Capital Ratios:
Tier 1 risk-based capital	7.20%	20.31%	12.35%	16.54%	11.95%
Total risk-based capital	8.48	21.20	13.43	17.79	13.03
Leverage ratio	6.50	13.77	8.99	12.99	8.82

Average equity to average assets	11.44%	9.32%	10.31%	8.68%	9.75%
Total equity to assets (period end)	7.94	13.40	9.09	12.76	9.25

(1)	Consists of investment securities available for sale and FHLB stock, at cost.
(2)	Consists of advances from the Federal Home Loan Bank, repurchase agreements, line of credit, and federal funds purchased.
(3)	In 2003, Coast Bank paid a dividend of $105,000 on the then-outstanding preferred shares and the Company made a cash payment of $770,125 to holders of preferred shares under the terms of a Securities Conversion Agreement whereby all outstanding preferred shares were converted into our common shares. The 2003 loss per common share is calculated after payment of the dividend and the cash to convert preferred shares.
(4)	Net interest spread is the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by average interest-earning assets. Taxable equivalent.
(6)	Efficiency ratio is noninterest expense divided by the sum of net interest income on a fully taxable equivalent basis plus noninterest income.
(7)	Excludes loans held for sale.
(8)	Nonperforming loans consist of non-accrual loans and loans 90 days past due still accruing interest.
(9)	Nonperforming assets consist of nonperforming loans, foreclosed assets, and repossessions.

The following is a summary of the results of operations for each quarter of 2006 and 2005.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(dollars in thousands, except per share data)
2006
Total interest income	$8,261	$9,215	$10,546	$11,371
Total interest expense	4,238	5,023	6,204	7,156
Net interest income	4,023	4,192	4,342	4,215
Provision for loan losses	133	174	275	22,007
Net interest income (expense) after provision for loan losses	3,890	4,018	4,067	(17,792)
Total noninterest income	564	563	561	605
Total noninterest expense	4,941	5,638	6,919	6,407
Income tax (benefit) provision	(173)	(353)	(835)	(8,788)
Net (loss)	(314)	(704)	(1,456)	(14,806)

Per common share:
Basic earnings (loss)	$(0.05)	$(0.11)	$0.22	$(2.27)
Diluted earnings (loss)	$(0.05)	$(0.11)	$0.22	$(2.27)

2005
Total interest income	$5,300	$6,006	$6,656	$7,465
Total interest expense	2,329	2,867	3,317	3,762
Net interest income	2,971	3,139	3,339	3,703
Provision for loan losses	360	1,522	2	(69)
Net interest income (expense) after provision for loan losses	2,611	1,617	3,337	3,772
Total noninterest income	576	628	617	532
Total noninterest expense	3,055	3,774	3,776	4,042
Income tax (benefit) provision	55	(571)	72	102
Net income (loss)	77	(958)	106	160

Per common share:
Basic earnings (loss)	$(0.02)	$(0.25)	$0.03	$0.06
Diluted earnings (loss)	$(0.02)	$(0.25)	$0.03	$0.06

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net interest income is dependent upon our interest rate spread, which is the difference between the average yield earned on our interest-earning assets and the average rate paid on our interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any increase in interest rates generally will generate net interest income. The interest rate spread is impacted by interest rates, deposit flows, and loan demands.

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

Our total assets, on a consolidated basis, as of December 31, 2006, December 31, 2005 and December 31, 2004 were $719.7 million, $550.3 million and $384.6 million, respectively. The overall increase in our total assets from December 2005 to December 31, 2006 respectively was primarily due to an increase in net loans of $171.7 million. Similarly, the growth in our total assets for December 31, 2004 to 2005 were primarily due to increases of net loans of $93.1 million. Asset growth from December 31, 2005 to December 31, 2006 was funded by a $155.1 million increase in deposits and from December 31, 2004 to 2005 was funded by a $123.2 million increase in deposits.

Trends and Developments Impacting Our Recent Results

Certain trends emerged and developments have occurred that are important in understanding our recent results and that are potentially significant in assessing future performance.

Impact of loan impairment. We posted a provision to Coast Bank’s allowance for loan losses of $22.0 million in the fourth quarter of 2006, primarily based on our analysis of the residential construction loan portfolio, including the Affected Loans, as well as the impact that the current local residential real estate market conditions may have on the willingness of our borrowers to comply with their obligations.

Of that provision, $14 million was specifically attributed to the Affected Loans. This provision was based on an analysis of that group of loans, which included an estimate of the current value of those properties under construction, the anticipated costs of completion for those properties, the available construction funds remaining to be disbursed on those loans, an estimated range of default for the Borrowers based on their credit worthiness and construction completion progress, and the associated holding and sale costs of the properties that the Borrowers may default on.

In addition, we analyzed our residential construction portfolio by contemplating additional concentrations of loans for investment purposes, builder concentrations, product characteristics, local economic conditions, residential real estate market conditions, and credit worthiness of our Borrowers. We have identified $87 million of outstanding balances on performing residential construction loans where the financing by borrowers was primarily for investment purposes. Although these loans are currently performing, due to their product characteristics and the current real estate market conditions, an additional provision of $7 million was made to the allowance for loan losses in the fourth quarter of 2006.

This impairment in our residential construction portfolio will continue to have an impact on our profitability in the future. In addition to the loan loss provision, certain expenses related to this impairment will be recorded as incurred. These expenses include legal fees, consulting, public relations and other professional services, salaries and benefits related to the administration and workout of these loans, and other expenses. To date, we have expensed approximately $286,000 of these related expenses. Because the Company is still evaluating the extent to which any workouts may be required and have not completed the full investigation of certain other aspects relating to the Affected Loans, the Company continues to be unable to provide any reasonable estimate of the final amount of these out-of-pocket expenditures.

Departure of our President and CEO. Effective July 17, 2006, the Company and Coast Bank, and Brian P. Peters, President and Chief Executive Officer of both entities, agreed to terminate their relationship. Under the terms of his employment agreement, Mr. Peters received a lump sum severance payment of $743,000. In addition, the Company recorded $643,000 as a termination expense and allocated the remaining $100,000 to be expensed over Mr. Peters’ non-compete period ending June 30, 2008. This resulted in an after tax expense of $410,000 in 2006. Further, in exchange for his resignation from the board of directors of the Company and Coast Bank, and as an expression of gratitude for his service, the exercise period for all of Mr. Peters’ outstanding stock options have been extended. Each option is now exercisable for a period of 10 years from their date of grant. The compensation cost recognized as a result of the extension of the exercise period for Mr. Peters’ options recorded in 2006 was $106,000.

Other noninterest expense items. With respect to our other noninterest expense items, we anticipate that we will continue to incur additional expenses of approximately $100,000 to $150,000 for professional expenses and other costs related to compliance with the reporting requirements of the United States securities laws and the second year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This year, we have incurred approximately $181,000 in professional expenses in our first year of compliance.

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

Larger loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, and available legal options. Included in the review of individual loans are those that are impaired as provided in the Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended. Any specific reserves for impaired loans are measured based on either the future expected cash flows, discounted by the loan’s effective interest rate, or the fair market value of the underlying collateral if repayment of the loan is dependant on income received from, or sale of, the collateral. We evaluate the collectibility of both principal and interest when assessing the need for a special reserve. Historical loss rates are applied to all other loans not subject to specific reserve allocations.

Homogenous pools of loans are not individually reviewed by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

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

Based on the procedures discussed above, management believes that the allowance for loan losses was adequate to absorb estimated loan losses associated with the loan portfolio at December 31, 2006. Actual results could differ from these estimates. However, since the allowance is affected by management’s judgment and uncertainties, there is the likelihood that materially different amounts would be reported under different conditions or assumptions. To the extent that the economy changes, collateral values change, reserve factors change, or the nature and volume of problem loans change, we may need to adjust our provision for loan losses. Material additions to our provision for loan losses would adversely affect net earnings and capital.

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

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses on a consolidated basis the operating results and financial condition of the Company for the fiscal years ended December 31, 2006, 2005, and 2004. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations. For purposes of this discussion, references to the Company relate to the Company and Coast Bank on a consolidated basis after April 15, 2003, and to Coast Bank prior to April 15, 2003. You should read this discussion together with your review of our consolidated financial statements and the related notes and other statistical information contained herein.

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

General. For the year ended December 31, 2006, we reported a net loss of approximately $17.3 million, or basic and diluted losses per share applicable to common shareholders of $2.65, compared to net loss of $615,000, or basic and diluted loss per share of $0.14 for the year ended December 31, 2005. The decrease in net earnings in 2006 compared to 2005 was attributable primarily to an increase in the provision for loan losses and an increase in noninterest expenses partially offset by an increase in net interest income. The increase in loan loss provision was due primarily to the impairment recognized for the Affected Loans, as well as the performing residential construction loans where the financing by borrowers was primarily for investment purposes. The increase in noninterest expense was primarily due to expense incurred in association with the operation of eight of our twenty branch locations that have been opened during the twelve months ending December 2006. Additionally, during the twelve months ending December 2006, the Company incurred expense of $761,000 relating to the termination of Mr. Peters.

Our total assets at December 31, 2006 were approximately $719.7 million, an increase of $169.3 million, or approximately 30.8%, from December 31, 2005. The majority of the increase was due to an increase of net loans of $171.7 million, of which $85.9 million were residential real estate loans and $69.2 million were residential construction loans.

Our net loans at December 31, 2006 totaled approximately $562.6 million, or approximately 78.2% of the total assets. Of the total, portfolio loans consisted of approximately $13.6 million in commercial loans, approximately $138.9 million in commercial real estate loans, approximately $235.2 million in residential construction loans, approximately $145.3 million in residential real estate loans, and approximately $52.9 million in consumer and other loans, net of deferred costs and allowance for loan losses of approximately $23.3 million. The allowance for loan losses increased from $3.1 million at December 31, 2005 to $25.7 million at December 31, 2006. The allowance for loan losses at December 31, 2006 was 4.39% of portfolio loans.

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

Total interest income for the year ended December 31, 2006 and 2005 was approximately $39.4 million and $25.4 million, respectively, on average outstanding balances of interest-earning assets of approximately $583.9 million and $424.7 million, respectively. This increase in interest income was due primarily to a $12.0 million increase in interest generated from an $132.5 million increase in the average loan balance. The increase in loan balance was complemented by an increase in average yield on loans to 7.19% for the year ended December 31, 2006, compared to 6.48% for the year ended December 31, 2005. This increase in yield was primarily a result of higher market rates.

Interest expense on interest-bearing liabilities for the year ended December 31, 2006 and 2005 was approximately $22.6 million and $12.3 million, respectively. The increase was due primarily to a $138.0 million increase in average interest bearing deposits. The average cost of our average interest-bearing liabilities increased to 4.34% in the year ended December 31, 2006, from 3.20% in the year ended December 31, 2005, due to an increase in the average cost of interest-bearing deposits from 3.27% for the year ended December 31, 2005 to 4.39% for the year ended December 31, 2006. The eight branches opened in 2006 accounted for $1.2 million in interest expense for the year ended December 31, 2006.

Provision for Loan Losses. The provision for loan losses was $22.6 million for the year ended December 31, 2006 compared to $1.8 million for the year ended December 31, 2005. This increase was due primarily to the impairment recognized on the Affected Loans, as well as the performing residential construction loans where the financing by borrowers was primarily for investment purposes. The recent downturn in the residential real estate market in the State of Florida has prompted us to increase the allowance for loan losses on our residential construction loan portfolio.

At December 31, 2006 and 2005, we had total net portfolio loans of approximately $562.6 million and approximately $390.9 million, respectively. Allowance for loan losses was approximately $25.7 million and $3.1 million at December 31, 2006 and 2005, respectively, representing 4.39% and 0.80% of total net loans at the end of each period.

Noninterest Income. Noninterest income for the year ended December 31, 2006 and 2005 was approximately $2.3 million and $2.4 million, respectively. The decrease in noninterest income for the year ended December 31, 2006 was primarily due to the reduction in gains recognized on the sale of loans held for sale. In 2006, we sold $84.5 million in loans for a gain of $1.7 compared to sales of $92.6 million in 2005 for a gain of $1.8 million.

Noninterest Expense. Noninterest expense for the year ended December 31, 2006 and 2005 was approximately $23.9 million and $14.6 million, respectively. Increases in noninterest expense for the year ended December 31, 2006 compared to the same period in 2005 were attributable to an increase of $4.6 million in employee compensation and benefits, an increase of $2.4 million in net occupancy expenses, an increase of $800,000 in other expenses, and an increase of $737,000 in advertising and marketing expenses. The primary reason for the increase in employee compensation and benefits and for the increase in net occupancy expenses for the year ended December 31, 2006 compared to the year ended December 31, 2005 was related to the Company’s branch expansion. The Company had twelve operating retail branches at December 31, 2005 compared to twenty at December 31, 2006. In addition to the increased costs related to our branch expansion, we also recorded employee compensation expenses in connection with Mr. Peters’ departure. Of the $743,000 payment made to Mr. Peters upon his departure, we recorded $643,000 as a termination expense and allocated the remaining $100,000 to be expensed over Mr. Peters’ non-compete period ending June 30, 2008. This resulted in an after tax expense of $410,000 for the year ended December 31, 2006. The compensation cost recognized as a result of the extension of the exercise period for Mr. Peters’ options recorded to other noninterest expense in the year ending December 31, 2006 was $106,000. The primary reason for the increase in other expenses is a result of the Company’s adoption of the fair value recognition provisions of FASB Statement No. 123( R ) Share Based Payment (SFAS 123R) as of January 1, 2006. We recorded approximately $245,000 in compensation expense for non qualified options for the year ended December 31, 2006. No stock based employee compensation cost was recognized in the Company’s consolidated statements of operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Income Taxes. The income tax benefit for the year ended December 31, 2006 was $10.1 million, which equates to an effective rate of 37.0%, compared to an income tax benefit of $342,000, which equates to an effective rate of 35.7%, for the year ended December 31, 2005.

Comparison of Years Ended December 31, 2005 and 2004

General. For the year ended December 31, 2005, we reported a net loss of approximately $615,000, or basic and diluted losses per share applicable to common shareholders of $0.14, compared to net earnings of $831,000, or basic and diluted earnings per share of $0.22 for the year ended December 31, 2004. The decrease in net earnings in 2005 compared to 2004 was attributable primarily to an increase in noninterest expenses, a decrease in noninterest income, and an increase in the provision for loan losses partially offset by an increase in net interest income. The increase in noninterest expense was due primarily to branch expansion costs and increased advertising and marketing costs and the increase in the loan loss provision was due primarily to the high risk loans identified as part of our 2004 loan review, including those which resulted in a $1.1 million charge-off in the second quarter of 2005.

Our total assets at December 31, 2005 were approximately $550.3 million, an increase of $165.7 million, or approximately 43.1%, from December 31, 2004. The majority of the increase was due to an increase of net loans of $93.1 million.

Our net loans at December 31, 2005 totaled approximately $390.9 million, or approximately 71.0% of the total assets. Of the total, portfolio loans consisted of approximately $17.8 million in commercial loans, approximately $119.8 million in commercial real estate loans, approximately $225.4 million in residential real estate loans, and approximately $29.0 million in consumer and other loans, net of deferred costs and allowance for loan losses of approximately $1.2 million. The allowance for loan losses increased from $2.9 million at December 31, 2004 to $3.1 million at December 31, 2005. The allowance for loan losses at December 31, 2005 was 0.80% of portfolio loans.

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

At December 31, 2005 and 2004, we had total net portfolio loans of approximately $390.9 million and approximately $297.7 million, respectively. Allowance for loan losses was approximately $3.1 million and $2.9 million at December 31, 2005 and 2004, respectively, representing 0.80% and 0.97% of total net loans at the end of each period.

Noninterest Income. Noninterest income for the year ended December 31, 2005 and 2004 was approximately $2.4 million and $2.9 million, respectively. The decrease in noninterest income for the year ended December 31, 2005 primarily was primarily due to one time gains experienced in 2004 in connection with the sale of our credit card portfolio, merchant services, and mortgage loan servicing rights, which gains were partially offset by an increase from gains on the sale of loans held for sale. The increase in gain on sale of loans in 2005, compared to the year ended December 31, 2004, was due to an increase in loans sold. In addition, other service charges and fees for the period decreased $583,000 primarily due to the discontinued merchant services.

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

Comparative Average Balances, Interest, and Average Yields

Average Balances and Average Rates. The following table sets forth, for the years ended December 31, 2006, 2005 and 2004, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	For the Year Ended December 31,
	2006			2005			2004
	Average Balance(1)	Interest Income/ Expense	Yield/ Rate	Average Balance(1)	Interest Income/ Expense	Yield/ Rate	Average Balance(1)	Interest Income/ Expense	Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Loans(2)	$482,861	$34,718	7.19%	$350,397	$22,717	6.48%	$260,739	$16,142	6.19%
Investment securities(3)	88,434	4,071	4.60	63,205	2,281	3.61	40,644	1,145	2.82
Other interest-earning assets	12,562	604	4.80	11,104	429	3.86	4,668	50	1.07

Total interest-earning assets/interest income/average rates earned	583,857	39,393	6.75	424,706	25,427	5.99	306,051	17,337	5.66

Total noninterest bearing assets:
Total noninterest bearing assets	45,439			35,726			24,002

Total assets	$629,296			$460,432			$330,053

Interest-bearing liabilities:
NOW	$42,772	$1,086	2.54%	$18,062	$83	0.46%	$11,581	$39	0.34%
Money market	49,514	1,946	3.93	67,049	1,636	2.44	63,739	1,236	1.94
Savings	6,847	148	2.16	4,414	23	0.52	3,392	18.53
Time	389,736	18,287	4.69	261,332	9,720	3.72	169,467	5,724	3.38

Total interest-bearing deposits	488,869	21,467	4.39	350,857	11,462	3.27	248,179	7,017	2.83

Other borrowings	32,177	1,154	3.59	32,170	813	2.53	21,746	365	1.68

Total interest-bearing liabilities/interest expense/average rate paid	521,046	22,621	4.34	383,027	12,275	3.20	269,925	7,382	2.73

Total noninterest bearing liabilities	36,272			34,483			26,096

Total liabilities	557,318			417,510			296,021

Stockholders’ equity	71,978			42,922			34,032

Total liabilities and stockholders’ equity	$629,296			$460,432			$330,053

Net interest income		$16,772			$13,152			$9,955

Interest rate spread			2.41%			2.79%			2.93%

Net interest margin(4)			2.87%			3.10%			3.25%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.12			1.11			1.13

(1)	Average balance represents the average daily balance for the years ended December 31, 2006, 2005, and 2004.
(2)	Nonaccruing loans are included in computation of average balance.
(3)	Taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity.
(4)	Net interest margin is the net interest income dividend by average interest earning assets.

Rate/Volume Analysis

The following table sets forth the effect on interest income, interest expense, and net interest income for the years ended December 31, 2006, 2005, and 2004, of changes in average balance and rate.

Rate/Volume Interest Analysis

	Year Ended December 31,
	2006 Compared to 2005				2005 Compared to 2004
	Rate	Volume	Rate/ Volume	Total Change	Rate	Volume	Rate/ Volume	Total Change
	(Dollars in Thousands)
Interest earning assets
Loans	$2,488	$8,584	$929	$12,001	$756	$5,550	$269	$6,575
Investment securities	626	911	253	1,790	321	636	179	1,136
Other interest-earning assets	104	56	15	175	130	69	180	379

Total interest income	$3,218	$9,551	$1,197	$13,966	$1,207	$6,255	$628	$8,090

Interest bearing liabilities
NOW	$376	$114	$513	$1,003	$14	$22	$8	$44
Money market	999	(428)	(261)	310	319	64	17	400
Savings	72	13	40	125	0	5	0	5
Time	2,535	4,777	1,255	8,567	576	3,105	315	3,996

Total interest on deposits	3,982	4,476	1,547	10,005	909	3,196	340	4,445
Other borrowings	341	0	0	341	185	175	88	448

Total interest expense	$4,323	$4,476	$1,547	$10,346	$1,094	$3,371	$428	$4,893

Change in net interest income	$(1,105)	$5,075	$(350)	$3,620	$113	$2,884	$200	$3,197

Asset Quality

Management seeks to maintain a level of high quality assets through conservative underwriting and sound lending practices. In an effort to maintain the quality of the loan portfolio, management seeks to minimize higher risk types of lending and additional precautions have been taken when such loans are made in order to reduce our risk of loss.

Our loans are relatively unseasoned and the make-up of the loan portfolio is subject to monthly fluctuations. As of December 31, 2006, 2005, and 2004, approximately 88.7%, 88.1%, and 79.4%, respectively, of our loan portfolio was collateralized by first liens on single family residential loans, construction loans, land loans, and all other commercial real estate.

Generally, construction loans present a higher degree of risk to a lender compared to conventional residential mortgage loans depending upon, among other things, whether the borrower has permanent financing at the end of the loan period, whether the project is an income producing transaction in the interim, and the nature of changing economic conditions including changing interest rates and the overall real estate market. Loans outside our local market area also entail risks. Construction loans represented 40.2% of the portfolio at December 31, 2006.

Commercial loans also entail certain risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, since their repayment is usually dependent upon the successful operation of the commercial enterprise, they also are subject to adverse conditions in the economy. Commercial loans are generally riskier than residential mortgages because they are typically made on the basis of the ability to repay from the cash flow of a business rather than on the ability of the borrower or guarantor to repay. Further, the collateral underlying commercial loans may depreciate over time, and occasionally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business. Commercial loans totaled 26.0% of loans.

While there is no assurance that we will not suffer any losses on our commercial construction or commercial real estate loans, management has sought to reduce the risks associated therewith by, among other things, making substantially all of such loans in connection with owner-occupied projects, projects where the borrower has received permanent financing commitments from which our loan will be repaid, and projects where the borrower has demonstrated to management that its business will generate sufficient income to repay the loan. We also seek to further limit our risks by primarily entering into agreements with individuals who are familiar to Coast Bank personnel, are residents of our primary market area, and are believed by management to be good credit risks.

Consumer loans are primarily fixed rate products, and, as a result, they have interest rate risk when market rates increase. These loans also have credit risk with minimal security. Management attempts to mitigate credit and interest rate risk by keeping the products offered short-term, receiving a rate of return commensurate with the risk, and lending to individuals known in its market area. In addition to maintaining high quality assets, management also limits Coast Bank’s risk exposure to any one borrower or borrowers with similar or related entities. At December 31, 2006 consumer loans comprised 9.0% of the loan portfolio.

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

Although we do not have any borrower concentrations, on January 19, 2007 the Company disclosed in a Form 8-K filing it had 482 loans at year end to individual borrowers which were potentially impaired because of a builder suspending operations. The action by the builder left a number of Coast Bank borrowers unable to complete construction on residential homes along the Florida west coast. Since the disclosure was made, Coast Bank has completed a thorough examination of its entire residential construction and related loan portfolios and has made a special provision to the allowance for loan loss reserve of $21 million to provide for any potential losses on this portfolio. In addition to the Affected Loans, of which $66.3 million was outstanding as of February 28, 2007, we had a builder concentration with $25.1 million outstanding as of that date. There were no other significant builder concentrations that exceeded $7.4 million in loans.

The Board of Directors of Coast Bank concentrates its efforts and resources, and that of our senior management and lending officials, on loan review and underwriting procedures. In addition, we have retained the services of independent consultants to perform loan documentation and compliance reviews three times per year, as well as deposit and operations compliance reviews. As part of this process, our loans are reviewed to assess the adequacy of our internal loan (credit risk) grading system and to alert management with respect to any potential problems that may require remedial action. Senior management also have established a review process with the objective of quickly identifying, evaluating, and initiating necessary corrective action for substandard loans.

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

At December 31, 2006 we had $6.0 million of loans on non-accrual status, no loans past due 90 days or more still accruing interest, and $167,000 of foreclosed real estate. Our allowance for loan and lease loss stood at 4.39% of loans.

Financial Condition

Lending Activities

General. Coast Bank’s loan portfolio consists of commercial loans, commercial real estate loans, residential construction loans, residential mortgage loans, and consumer loans (primarily home equity loans and lines of credit). Most of the borrowers are located in the county where our branches are located or in the surrounding counties. A majority of the borrowers in our residential construction loan program, however, are located throughout the State of Florida.

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

Loan Portfolio Composition. The following table summarizes the composition of Coast Bank’s loan portfolio by type of loan on the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Type of Loan:
Commercial	$13,585	2.3%	$17,831	4.5%	$32,020	10.7%	$30,321	14.0%	$23,829	20.4%
Commercial real estate	138,912	23.7	119,814	30.6	99,955	33.5	55,506	25.7	21,827	18.7
Consumer	52,894	9.0	29,048	7.4	29,640	9.9	36,687	17.0	29,801	25.5
Residential real estate(1)	145,268	24.8	59,366	15.1	47,157	15.8	43,746	20.3	14,780	12.6
Residential construction	235,197	40.2	166,020	42.4	89,716	30.1	49,635	23.0	26,640	22.8

Total loans	585,856	100.0%	392,079	100.0%	298,488	100.0%	215,895	100.0%	116,877	100.0%

Add (Deduct):
Deferred loan costs, net	2,428		1,934		2,138		1,508		676
Allowance for loan losses	(25,710)		(3,146)		(2,901)		(3,163)		(1,350)

Total loans, net	$562,574		$390,867		$297,725		$214,240		$116,203

(1)	Excludes approximately $0, $0, $0, $0, and $10.9 million in mortgage loans held for sale as of December 31, 2006, 2005, 2004, 2003, and 2002.

Loan Maturity Schedule. The following table sets forth the maturities of loans outstanding as of December 31, 2006.

	Due in 1 Year or Less	Due After 1 Year But Before 5 Years	Due After 5 Years But Before 10 Years	Due After 10 Years	Total
	(Dollars in Thousands)

Commercial	$4,195	$7,676	$643	$1,071	$13,585
Commercial real estate	32,514	27,390	6,198	72,810	138,912
Consumer	897	31,427	2,829	17,741	52,894
Residential real estate	158	207	451	144,452	145,268
Residential construction	1,803	23,799	15,487	194,108	235,197

Total loans	$39,567	$90,499	$25,608	$430,182	$585,856

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

Sensitivity of Loans to Changes in Interest Rates. The following table sets forth as of December 31, 2006, the dollar amounts of loans due after one year which had predetermined interest rates and loans due after one year which had floating or adjustable interest rates.

	Due after December 31, 2007
	Fixed	Adjustable	Total
	(in thousands)
Commercial	$2,960	$6,430	$9,390
Commercial real estate	20,365	86,032	106,397
Consumer	33,873	18,125	51,998
Residential real estate	9,064	136,046	145,110
Residential construction	1,705	34,398	36,103

Total Loans	$67,967	$281,031	$348,998

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

In this regard, we have implemented the Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Under this standard, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. We will evaluate individual loans for impairment from internally generated watch lists and other sources. Loans meeting the criteria for impairment may or may not be placed on non-accrual status, based on the loan’s current status. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair market value of the collateral.

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

As of December 31, 2006, we had seven loans on a non-accrual status totaling $6.0 million, or 1.03% of total loans, including one loan for $4.9 million secured by 254 acres of vacant land in Manatee county, and had foreclosed real estate of approximately $167,000. In comparison, at December 31, 2005, and 2004, we had eight and 17 loans, respectively, on non-accrual status totaling $1.3 million and $1.4 million, and had no foreclosed real estate. At December 31, 2003, we had 24 loans on non-accrual status totaling $1.1 million and had no foreclosed real estate. At December 31, 2002, we had five loans on non-accrual status and had foreclosed real estate of approximately $110,000.

For years ended December 31, 2006, 2005, 2004, 2003, and 2002, interest income on loans would have increased approximately $328,000, $14,000, $42,000, $70,000 and $9,000, respectively, if the interest on non-accrual loans had been recorded under the original terms of such loans.

At December 31, 2006, 2005, 2004, 2003, and 2002, loans past due 90 days or more still accruing interest were $0, $0, $0, $0, and $243,000, respectively. There were no troubled debt restructured loans at December 31, 2006, 2005, 2004, 2003, or 2002. Set forth below is a table of our non-performing assets at December 31, 2006, 2005, 2004, 2003, and 2002.

	At December 31
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Non-performing assets:
Residential real estate	$—	$318	$196	$540	$—
Residential construction	456	321	648	—	—
Commercial real estate loans	4,940	167	370	102	—
Commercial loans	502	502	30	179	—
Consumer loans	145	11	200	234	55

Total nonaccrual loans	$6,043	$1,319	$1,444	$1,055	$55

Loans past due 90 days still accruing	—	—	—	—	243
Real estate owned, net	167	—	—	—	110
Repossessions	—	13	33	62	34

Total non-performing assets	$6,210	$1,332	$1,477	$1,117	$442

Total non-performing assets as a percent of total assets	0.86%	0.24%	0.38%	0. 42%	0. 25%

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

Larger loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, and available legal options. Included in the review of individual loans are those that are impaired as provided in the Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended. Any specific reserves for impaired loans are measured based on either the future expected cash flows, discounted by the loan’s effective interest rate, or the fair market value of the underlying collateral if repayment of the loan is dependant on income received from, or sale of, the collateral. We evaluate the collectibility of both principal and interest when assessing the need for a special reserve. Historical loss rates are applied to all other loans not subject to specific reserve allocations.

Homogenous pools of loans are not individually reviewed by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

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

Management monitors our asset quality and will charge-off loans against the allowance for credit losses when appropriate or provide specific loss allowances when necessary. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the economic conditions in the assumptions used in making the initial determinations. In determining the appropriate allowance for the Affected Loans, we evaluated each loan on the basis of the status and progress of construction, the amounts needed to complete construction, the draws available, the deficiencies, if any, and the current performance of the Borrowers under each loan. We then estimated a potential default rate based on construction completion and borrower credit worthiness. As of December 31, 2006, our allowance for loan losses was approximately $25.7 million or 4.39% of total loans as of such date. Charge-offs, net of recoveries, for the year ended December 31, 2006 were approximately $25,000.

The following table sets forth an analysis of Coast Bank’s allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Total loans outstanding at the end of the period(1)	$585,856	$392,079	$298,488	$215,895	$116,877

Allowance at beginning of period	$3,146	$2,901	$3,163	$1,350	$644

Loans charged-off during the period:
Residential real estate	—	—	—	(15)	—
Residential construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial	(4)	(1,525)	(1,201)	(724)	(50)
Consumer	(96)	(248)	(707)	(394)	(79)

Total loan charge-offs	(100)	(1,773)	(1,908)	(1,133)	(129)

Recoveries of loans previously charged-off:
Residential real estate	—	—	—	—	—
Residential construction	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial	51	141	278	—	—
Consumer	24	62	53	12	—

Total recoveries	75	203	331	12	—

Net loans charged-off during the period	(25)	(1,570)	(1,577)	(1,121)	(129)
Provisions charge to income for loan losses	22,589	1,815	1,315	2,934	835

Allowance at end of period	$25,710	$3,146	$2,901	$3,163	$1,350

Ratio of net charge-offs to average loans outstanding	0.01%	0. 45%	0. 60%	0.68%	0.13%

Allowance as a percentage of total loans(1)	4.39	0. 80	0.97	1.47	1.16

Allowance as a percentage of nonperforming and nonaccrual loans	425.45	238.51	200.90	299.81	453.02

(1)	Excludes loans held for sale

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

	At December 31,
	2006		2005		2004		2003		2002
	Amount	% of ALL to Total Loans	Amount	% of ALL to Total Loans	Amount	% of ALL to Total Loans	Amount	% of ALL to Total Loans	Amount	% of ALL to Total Loans
	(Dollars in Thousands)
Commercial	$880	6.48%	$913	5.12%	$702	2.19%	$1,625	5.36%	$491	2.06%
Commercial real estate	2,340	1.68	1,263	1.05	1,039	1.04	597	1.08	230	1.05
Consumer	445	0.84	317	1.09	555	1.87	582	1.59	342	1.15
Residential real estate	517	0.36	217	0.37	156	0.33	164	0.37	102	0.69
Residential construction.	21,528	9.15	436	0.26	449	0.50	195	0.39	185	0.69

Total allowance for loan losses	$25,710	4.39%	$3,146	0.80%	$2,901	0.97%	$3,163	1.47%	$1,350	1.16%

The measurement of impaired loans is based on the fair value of the loan’s collateral. The measurement of non-collateral dependent loans is based on the present value of expected future cash flows discounted at the historical effective interest rate. The components for the allowance for credit losses are as follows:

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Impaired loans	$15,212	$504	$74	$192	$28
Other	10,498	2,642	2,827	2,971	1,322

	$25,710	$3,146	$2,901	$3,163	$1,350

The following table sets forth the average investment in impaired loans and interest income recognized and received on impaired loans:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Average investment in impaired loans	$812	$911	$383	$103	$1

Interest income recognized on impaired loans	16	—	—	—	2

Interest income received on impaired loans	—	—	—	—	2

Investment Activities

At December 31, 2006, 2005, 2004, our investment portfolio totaled $92.0 million, $79.0 million, and $55.5 million, respectively. These totals exclude FHLB stock. The investment portfolio currently consists of mortgage backed securities.

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

Equity securities, and debt securities which may be sold prior to maturity, are classified as available for sale and are carried at market value. At each of the years ended December 31, 2006, 2005, and 2004, our entire investment portfolio was classified as available for sale. Changes in market value, net of applicable income taxes, are reported as a separate component of stockholders’ equity. Gains and losses on the sale of securities are recognized at the time of the sale using the specific identification method.

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

The following table summarizes our investment portfolio as of the dates indicated.

Investment Securities Portfolio

	At December 31,
	2006	2005	2004
	(Dollars in Thousands)
Available for Sale:
Mortgage-backed securities(1)	$92,013	$79,029	$55,490

(1)	Amortized cost of such securities (dollars in thousands) was $92,400, $79,840, and $55,580 as of December 31, 2006, 2005, and 2004, respectively.

The following table summarizes our securities by maturity and weighted average yields at December 31, 2006.

	Within One Year		After One Year But Within 5 Years		After Five Years But Within 10 years		After 10 years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)
At December 31, 2006:
Mortgage-backed securities	$—	—%	$980	4.01%	$639	5.38%	$90,394	4.89%	$92,013	4.88%

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

Deposit Activities. Deposits are attracted principally from within our primary market areas through the offering of a broad variety of deposit instruments, including checking accounts, money market accounts, savings accounts, certificates of deposit (including jumbo certificates in denominations of $100,000 or more), and retirement savings plans. Total deposits at December 31, 2006, 2005 and 2004 were $604.6 million, $449.5 million, and $326.3 million, respectively. Coast Bank has developed consumer and commercial deposit relationships through referrals and additional contacts within our market area. As of December 31, 2006, 2005, and 2004, jumbo certificates accounted for $171.7 million, $124.3 million, and $47.3 million of our deposits, respectively. We have not aggressively attempted to obtain large denomination, high interest-bearing certificates except to address a particular funding need.

At December 31, 2006, we did not have any brokered deposits. However, as a part of our liquidity management, Coast Bank accepted brokered deposits in January 2007. Coast Bank has obtained a waiver from the FDIC for these deposits. As of March 7, 2007, we held $45 million in brokered deposits at a weighted average rate of 5.49%, with a weighted average remaining maturity of 4.2 months. In addition to the brokered deposits, we held $81.3 million in time deposits that have been generated outside of our primary market area through an online trading network, with an average rate of 5.57% and an average maturity of 13.7 months. We do not anticipate generating any additional brokered deposits, but continue to use the online trading network to supplement our funding needs.

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

	At December 31,
	2006			2005			2004
	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits	Average Balance	Average Rate	% of Deposits
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$32,915	—%	6.3%	$31,606	—%	8.3%	$23,423	—%	8.6%
NOW accounts	42,772	2.54	8.2	18,062	0.46	4.7	11,581	0.34	4.3
Money market accounts	49,514	3.93	9.5	67,049	2.44	17.5	63,739	1.94	23.5
Regular savings	6,847	2.16	1.3	4,414	0.52	1.2	3,392	0.53	1.2
Time deposits	389,736	4.69	74.7	261,332	3.72	68.3	169,467	3.38	62.4

Total average deposits	$521,784	4.11%	100.0%	$382,463	3.00%	100.0%	$271,602	2.59%	100.0%

Certificates of Deposit. At December 31, 2006, 2005, and 2004, certificates of deposit represented approximately 72%, 74% and 62% of our total deposits, respectively. We do not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on our business. Management believes that substantially all of our depositors are residents, either full or part time, of our primary market area.

The following table summarizes the amount of the Company’s certificates of deposit of $100,000 or more by time remaining until maturity at December 31, 2006.

Maturity Period	At December 31, 2006
(Dollars in Thousands)
Less than three months	$41,310
Over three months through six months	50,515
Over six months through twelve months	32,349
Over twelve months	47,487

Totals	$171,661

The following table indicates the scheduled maturities of time deposits of the Company as of December 31, 2006.

Maturity Period	At December 31, 2006
(Dollars in Thousands)
Due within one year	$308,724
Due after one year	127,684

$436,408

Deposit Flows. The following table sets forth the deposit flows of the Company during the periods indicated.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
Net increase before interest credited	$134,138	$112,020	$111,532
Net interest credited	20,977	11,148	7,017

Net deposit increase	$155,115	$123,168	$118,549

Borrowings. To date, Coast Bank has relied on deposits, proceeds from sales of its loans and securities, repurchase agreements, and the purchase of overnight funds from correspondent banks as major sources of funding. As of December 31, 2006, Coast Bank held repurchase agreements, which are used as sweep accounts for commercial customers, of approximately $14.1 million. In the future, Coast Bank also will rely on loan repayments, loan sales, and the sale of investment securities as additional sources of funding. In addition, in the future if there are periods when the supply of funds from deposits or other sources cannot meet the demand for loans, Coast Bank has the ability to seek a portion of the needed funds through advances from the FHLB where it currently has a line of credit secured by a blanket lien on our residential and commercial real estate portfolios. We currently have a borrowing capacity of $107 million on this line. The amounts advanced under FHLB advances, the maturity date, and the weighted-average interest rate as of December 31, 2006, 2005, and 2004 are set forth in the table below.

		At December 31,
Maturity	Interest Rate	2006	2005	2004
		(Dollars in Thousands)
Overnight	Variable	$11,000	$—	$—
2005	3.18%	—	—	1,000
2007	5.33%	5,000	—	—
2007	5.32%	15,000	—	—
2007	4.04%	10,000	10,000	—

		$41,000	$10,000	$1,000

In addition to our FHLB line of credit, we currently have an agreement with the Independent Bankers Bank by which we can sell securities under agreement to repurchase substantially identical securities. There currently are no securities outstanding under this agreement.

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

Under asset/liability management guidelines, it is our policy to maintain a cumulative one-year gap of no more than 20% of total assets, primarily by managing the maturity distribution of our investment portfolio and emphasizing loan originations tied to interest sensitive indices. Additionally, we have joined the FHLB to enhance our liquidity position and provide the ability to utilize fixed rate advances to improve the match between interest-earning assets and interest-bearing liabilities in certain periods. Coast Bank’s cumulative one year gap at December 31, 2006 was negative (liability sensitive) at approximately $116.4 million (or (16.2)%, expressed as a percentage of total assets) as compared to a negative one year gap at approximately $(591,000) (or (0.1)%, expressed as a percentage of total assets) at December 31, 2005.

The following table presents our interest rate sensitive assets and liabilities at December 31, 2006 which are expected to mature or are subject to repricing in each of the time periods indicated. The table may not be indicative of our rate sensitive position at other points in time. The balances have been derived based on the financial characteristics of the various assets and liabilities. Adjustable and floating rate assets are included in the period in which interest rates are next scheduled to adjust rather than their scheduled maturity dates. Fixed rate loans are shown in the periods in which they are scheduled to be repaid. Repricing of time deposits is based on their scheduled maturities. Deposits without a stated maturity are shown as repricing based on historical repricing periods

Interest Rate Sensitivity Analysis

As of December 31, 2006

	Term to Repricing or Maturity
	90 Days	91-180 Days	181 Days to 365 Days	Due Within 1-5 Years	Due After 5-Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Investment securities	$11,753	$12,594	$20,070	$43,429	$4,167	$92,013
Federal funds sold	385	—	—	—	—	385
Interest bearing deposits	402	—	—	—	—	402
FHLB stock	3,035	—	—	—	—	3,035

Mortgage loans:
Commercial real estate	45,144	2,183	11,960	68,128	11,497	138,912
Residential real estate	1,875	5,072	14,984	83,077	40,260	145,268
Residential construction	39,802	104,619	17,990	63,070	9,716	235,197
Other Loans:
Commercial	8,865	336	495	3,411	478	13,585
Consumer	19,127	1,155	2,109	28,546	1,957	52,894

Total loans	114,813	113,365	47,538	246,232	63,908	585,856

Total interest-earning assets	130,388	125,959	67,608	289,661	68,075	681,691

Interest-bearing liabilities:
Customer deposits:
NOW accounts	5,399	5,399	10,798	31,026	—	52,622
Money market accounts	47,328	355	710	2,841	—	51,234
Regular savings	3,745	3,745	7,491	14,982	—	29,963
Time deposits	100,419	121,605	86,700	127,670	14	436,408

Total customer deposits	156,891	131,104	105,699	176,519	14	570,227

Borrowings:
Repurchase agreements	1,411	1,411	2,822	8,464	—	14,108
FHLB advances	31,000	10,000	—	—	—	41,000

Total borrowings	32,411	11,411	2,822	8,464	—	55,108

Total interest-bearing liabilities	189,302	142,515	108,521	184,983	14	625,335

Interest sensitivity gap	$(58,914)	$(16,556)	$(40,913)	$104,678	$68,061	$56,356

Cumulative gap	$(58,914)	$(75,470)	$(116,383)	$(11,705)	$56,356

Cumulative gap as a percentage of total assets	(8.2)%	(10.5)%	(16.2)%	(1.6)%	7.8%

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

At December 31, 2006, our economic value of equity exposure related to those hypothetical changes in market interest rates was within the current guidelines established by us. The following table shows our projected change in economic value of equity for this set of rate shock at December 31, 2006.

Interest Rate Scenario	Economic Value	Percentage Change From Base	Percentage of Total Assets	Percentage of Equity Book Value
	(Dollars in Thousands)
Up 200 basis points	$39,298	(26.81)%	5.46%	68.73%
Up 100 basis points	46,208	(13.93)	6.42	80.82
BASE	53,690	—	7.46	93.90
Down 100 basis points	59,254	10.36	8.23	103.63
Down 200 basis points	65,506	22.01	9.10	114.57

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

Net Interest Income Simulation. In order to measure interest rate risk at December 31, 2006, we used a simulation model to project changes in net interest income that result from forecasted changes in interest rates. This analysis calculates the difference between net income forecasted using a rising and a falling interest rate scenario and a net interest income using a base market interest rate derived from the current treasury yield curve. The income simulation model includes various assumptions regarding the repricing relationship for each of our products. Many of our assets are floating rate loans, which are assumed to reprice immediately in proportion to a change in market rates as specified in the underlying contractual agreements. Accordingly, the simulation model uses indexes to estimate these prepayments and reinvest the proceeds at current yields. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion.

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

For the rising and falling interest rate scenarios, the base market interest rate forecast was increased and decreased over 12 months by 200 basis points. At December 31, 2006, our net interest margin exposure related to these hypothetical changes in market interest rates was within the current guidelines established by us.

Interest Rate Scenario	Adjusted Net Interest Income	Percentage Change From Base
	(Dollars in Thousands)
Up 200 basis points	$15,069	(12.46)%
Up 100 basis points	16,255	(5.58)
BASE	17,215	—
Down 100 basis points	17,958	4.32
Down 200 basis points	18,578	7.92

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

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unfunded construction loans, unused lines of credit, and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amounts recognized in the consolidated balance sheet. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate.

The following table is a summary of the amounts of the financial instruments, with off-balance sheet risk, at December 31, 2006:

Off-Balance Sheet Arrangements:	At December 31, 2006 Contract Amount
(in thousands)
Commitments to extend credit	$1,245
Unfunded construction loans	145,775
Unused lines of credit	45,148
Standby letters of credit	108

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next 12 months.

Other Contractual Obligations

The following presents the Company’s other contractual obligations at December 31, 2006:

	Payment Due By Period
Contractual Obligations	Total	Less Than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(Dollars in Thousands)
Long-Term Debt Obligations	$10,000	$10,000	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	19,011	1,620	3,033	2,929	11,429
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities Reflected on the Company’s Balance Sheet Under GAAP	—	—	—	—	—

Total Contractual Obligations	$29,011	$11,620	$3,033	$2,929	$11,429

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

For the year ended December 31, 2006, 2005, and 2004, the Company had net cash (used in) provided by operating activities of approximately $(5.7 million), $2.1 million, and $2.2 million, respectively, net cash used in investing activities of approximately $213.8 million, $128.0 million, and $122.5 million, respectively, and net cash provided by financing activities of approximately $185.8, $166.8 million, and $119.8 million, respectively.

Coast Bank has the ability to borrow funds from the FHLB to supplement its liquidity needs. At March 7, 2007, Coast Bank has a line of credit with the FHLB of $104.0 million, of which $20.0 million has been borrowed.

At December 31, 2006, 2005, and 2004, stockholders’ equity was approximately $57.2 million (or 7.9% of total assets), $73.8 million (or 13.4% of total assets), and $34.9 million (or 9.1% of total assets), respectively. Book value per common share was $8.78 at December 31, 2006, $11.34 at December 31, 2005, and $9.30 at December 31, 2004.

Regulatory Capital Requirements

The Company and Coast Bank are subject to capital requirements established by the FRB and the FDIC. The following table sets forth the capital ratios required by the FRB and FDIC to be maintained by the Company and Coast Bank in order to be classified a “well-capitalized” institution and the actual ratios of capital to total regulatory or risk-weighted assets, as applicable, at December 31, 2006, 2005 and 2004.

	Well Capitalized Regulatory Minimum	Adequately Capitalized Regulatory Minimum	At December 31,
			2006	2005	2004
Total Risk Based Capital
Company	10.00%	8.00%	8.48%	21.20%	13.43%
Bank	10.00	8.00	6.08	12.71	11.37
Tier I risk based capital
Company	6.00	4.00	7.20	20.31	12.35
Bank	6.00	4.00	4.80	11.83	10.29
Leverage Ratio(1)
Company	5.00	4.00	6.50	13.77	8.99
Bank	5.00	4.00	4.33	8.02	7.49

(1)	The leverage ratio is defined as the ratio of Tier 1 risk-based capital to total average assets.

At December 31, 2006, Coast Bank met the definition of an “undercapitalized” institution. This resulted from the additional provision to our allowance for loan losses of $21 million that was recorded effective December 31, 2006. In January, the Company made a $14 million capital contribution from its available funds to increase the capital level of Coast Bank. This brought Coast Bank’s capital ratios to an adequately capitalized level as of February 28, 2007. Had this capital contribution been made by December 31, 2006, the capital ratios for Coast Bank would have been as follows on a proforma basis at December 31, 2006;

Total risk-based capital	8.32%
Tier I risk-based capital	7.03%
Leverage ratio	6.35%

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

State Taxation. We file state income tax returns in Florida. For Florida tax purposes, Coast Bank’s taxable income is calculated based on Federal taxable income, using the same principles as other corporations, subject to certain adjustments.

Deferred Tax Assets. As of December 31, 2006, we had approximately $13.2 million in net operating loss carryforwards available to reduce future taxable earnings, which resulted in net deferred tax assets of $12.5 million. These net operating loss carryforwards will expire in varying amounts in the years 2020 through 2026 unless fully utilized by us. Based on management’s estimate of future earnings and the expiration dates of the net operating loss carryforwards as of December 31, 2006, it has been determined that it is more likely than not that the benefit of the deferred tax assets will be realized. The utilization of the net operating loss carryforwards reduces the amount of the related deferred tax asset by the amount of such utilization at the current enacted tax rates. Other deferred tax items resulting in temporary differences in the recognition of income and expenses such as the allowance for loan losses, loan fees, accumulated depreciation and cash to accrual adjustments will fluctuate from year-to-year.

Recent Accounting Pronouncements

In September, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132( R )”, (SFAS 158) which requires the recognition of a plan’s over- funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (Loss) (OCI). SFAS 158 requires the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated OCI. This statement is effective as of December 31, 2006. The adoption of SFAS No. 158 did not have any impact on the Company’s results of operations and financial condition.

In September, 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

In September, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements a bank must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the fiscal years ended after November 15, 2006. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The adoption of SAB 108 did not have a material impact on the Bank’s results of operations and financial condition.

In July, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 on January 1, 2007. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to the beginning balance of retained earnings. The adoption of FIN 48 did not have any impact on the Company’s results of operations and financial condition.

In March, 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 156, “Accounting for Servicing of Financial Assets, and amendment of FASB Statement No. 133 and 140” (SFAS 156), which permits, but does not require, and entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the consolidated statement of earnings. This Statement is effective as of January 1, 2007 with earlier adoption permitted. The adoption of SFAS 156 did not have any impact on the Company’s results of operations and financial condition.

In February, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, which earlier adoption permitted. The adoption of SFAS No. 155 did not have any impact on the Company’s results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7 of this Annual Report on Form 10-K, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk Management” for quantitative and qualification disclosures about market risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are contained on pages F-1 through F-28 of this Report:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company maintains a system of disclosure controls and procedures designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files and submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls also are designed to reasonably assure that such information is accumulated and communicated to management, including the Chief Executive Office and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Disclosure controls include components of internal control over financial reporting, which consists of control processes designated to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of December 31, 2006, the period covered by this annual report.

Based on their evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2006, the end of the period covered by this report, solely as a result of the material weakness in internal controls over financial reporting described below.

(b) Internal Control Over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over its financial reporting. The Company’s internal control over financial reporting is process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 2006 based on the criteria set forth by the Committee of Sponsor Organizations of the Treadway Commission (COSO) in “Internal Control Integrated Framework.”

As a result of management’s evaluation and review of our internal controls our financial reporting, management has concluded that the Company did not have sufficient or adequate policies, procedures and controls to monitor and report certain concentrations of risk associated with residential permanent-to-construction loans (“residential construction loans”) underwritten by Coast Bank. Specifically, the Company did not have procedures and controls to identify and monitor concentrations of builders hired by our borrowers for the construction of their homes which were financed with the residential construction loans. Also, the Company did not have procedures and controls to identify and monitor geographic and investor concentrations for its residential construction loans.

Management has undertaken procedures in order to conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the consolidated financial statements contained in this annual report. Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows for the periods presented.

(c) Changes in Internal Controls Over Financial Reporting.

We recognize that the initial controls and procedures adopted by the Company were inadequate as it relates to the monitoring and reporting of certain concentrations of risks in our residential construction loan portfolio that resulted in the additional provision made to our loan loss allowance as disclosed in our Current Reports on Form 8-K filed on January 19, 2007 and March 2, 2007. We have taken several actions to remediate these deficiencies and to improve our internal controls over financial reporting, including:

•

strengthening our lending policies to include requirements for builder and geographic concentrations exceeding certain required amounts to be reported to the officers’ loan committee and the board of directors of the Bank;

•

maintaining detailed records and the preparation of comprehensive reports identifying builders and geographic locations of our residential construction loans on a periodic basis allowing management to review and detect risk concentrations.

•	instituting an independent review of the residential construction loan portfolio by individuals outside of that lending department.

Additionally, we have currently ceased all wholesale residential lending through broker correspondents which should reduce the materiality of these operations and related banking activities in the future.

The Company believes that the implementation of the foregoing procedures will significantly strengthen the Company’s internal controls over financial reporting.

(d) Management’s Annual Report on Internal Control Over Financial Reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Coast Financial Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Coast Financial Holdings, Inc.’s system of internal control over financial reporting was designed under the supervision of the company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of the preparation of the company’s financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

Coast Financial Holdings, Inc.’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management determined that, as of December 31, 2006, the company’s internal control over financial reporting was not effective, because we did not have sufficient or adequate policies, procedures and controls to monitor and report certain concentrations of risk associated with residential permanent-to-construction loans (“residential construction loans”) underwritten by Coast Bank. Specifically, the Company did not have procedures and controls to identify and monitor concentrations of builders hired by our borrowers for the construction of their homes which were financed with the residential construction loans. Also, the Company did not have procedures and controls to identify and monitor geographic and investor concentrations for its residential construction loans. Failure to establish such controls may permit concentrations to go unnoticed and could result in a material misstatement in our financial statements.

Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 has been audited by Hacker, Johnson, & Smith PA, an independent registered public accounting firm, as stated in their report appearing in Item 8, pages F-2 and F-3 of this Form 10-K.

Date: March 13, 2007

/S/ BRIAN F. GRIMES
Brian F. Grimes
Chief Executive Officer

/S/ JUSTIN D. LOCKE
Justin D. Locke
Chief Financial Officer

(e) Audit Report of the Registered Public Accounting Firm

The audit report related to the audit of internal controls and management’s report on internal controls over financial reporting is included in Item 8, pages F-2 and F-3 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 of Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by Item 11 of Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Information required by Item 12 of Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 of Form 10-K is incorporated herein by reference to the Registrant’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of Form 10-K is incorporated herein by reference to the Registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant’s fiscal year.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	—	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

3.2	—	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

4.1	—	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

10.1	—	Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian F. Grimes, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.2	—	Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Anne V. Lee, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.3	—	Indemnification Agreement, dated July 26, 2006, by and between Coast Financial Holdings, Inc. and Anne V. Lee, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.4	—	Coast Financial Holdings, Inc. Form of Indemnification Agreement entered into with each of the Company’s directors, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2005.

10.5	—	Coast Financial Holdings, Inc. Amended and Restated 2003 Stock Option Plan, dated September 3, 2003, and Forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

10.6	—	Coast Financial Holdings, Inc. 2005 Stock Incentive Plan, dated May 20, 2005 (“2005 Plan”), incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 12, 2005.

10.7	—	Form of Nonqualified Stock Option Agreement and Notice of Exercise, and Form of Incentive Stock Option Agreement and Notice of Exercise, under the 2005 Plan, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2005.

10.8	—	Coast Financial Holdings, Inc. 2006 Stock Incentive Plan, dated May 16, 2006 (“2006 Plan”), together with form of Nonqualified Stock Option Agreement and Notice of Exercise and form of Incentive Stock Option Agreement and Notice of Exercise under the 2006 Plan, incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2006.

10.9	—	Indemnification Agreement, dated August 25, 2006, by and between Coast Financial Holdings, Inc. and Justin D. Locke, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2006.

10.10	—	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Justin D. Locke, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2006.

10.11	—	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Paul J. NiDasio, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2006.

10.12	—	Consulting Agreement, dated February 20, 2007, by and between Coast Financial Holdings, Inc., Coast Bank of Florida, and Tramm Hudson.*

21.1	—	Subsidiaries of the Company.*

23.1	—	Consent of Independent Auditors.*

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1	—	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2	—	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

*	Exhibit filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST FINANCIAL HOLDINGS, INC.

Date: March 13, 2007	By:	/s/ BRIAN F. GRIMES
Brian F. Grimes President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES K. TOOMEY James K. Toomey	Chairman of the Board	March 13, 2007

/s/ BRIAN F. GRIMES Brian F. Grimes	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2007

/s/ JOSEPH GIGLIOTTI Joseph Gigliotti	Director	March 13, 2007

/s/ KENNEDY LEGLER III Kennedy Legler III	Director	March 13, 2007

/s/ THOMAS M. O’BRIEN Thomas M. O’Brien	Director	March 13, 2007

/s/ JOHN R. REINEMEYER John R. Reinemeyer	Director	March 13, 2007

/s/ MICHAEL T. RUFFINO Michael T. Ruffino	Director	March 13, 2007

/s/ M. ALEX WHITE M. Alex White	Director	March 13, 2007

/s/ JUSTIN D. LOCKE Justin D. Locke	Chief Financial Officer (Principal Financial Officer)	March 13, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have audited the accompanying consolidated balance sheets of Coast Financial Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coast Financial Holdings, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R) Share-Based Payment.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 13, 2007

Report of Independent Registered Public Accounting Firm on Internal Control

The Board of Directors and Stockholders

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Coast Financial Holdings, Inc. and Subsidiary (the “Company”) did not maintain effective internal control over financial reporting because of the effect of the Company not establishing proper policies requiring monitoring and reporting concentrations of credit risk including builder and geographic concentrations as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial control reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: In its assessment as of December 31, 2006, management identified that the Company had a material weakness in its internal control in that it did not establish proper policies requiring monitoring and reporting certain concentrations of credit risk including builder and geographic concentrations. Because of this deficiency, there is more than a remote likelihood that a material misstatement in the Company’s annual or interim financial statements due to errors in accounting for the allowance for loan losses could occur and not be prevented or detected by its internal control over financial reporting. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 13, 2007 on those financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statements referring to plans for corrective action and remediation of the material weaknesses identified in management’s assessment.

We also have audited, in accordance with the standards of Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 13, 2007 expressed an unqualified opinion on those consolidated financial statements.

HACKER, JOHNSON & SMITH PA

Tampa, Florida

March 13, 2007

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Balance Sheets

($ in thousands, except per share amounts)

	December 31,
	2006	2005
Assets
Cash and due from banks	$13,952	25,203
Federal funds sold and securities purchased under agreements to resell	385	22,810

Cash and cash equivalents	14,337	48,013

Securities available for sale	92,013	79,029
Loans, net of allowance for loan losses of $25,710 and $3,146	562,574	390,867
Federal Home Loan Bank stock, at cost	3,035	1,289
Premises and equipment, net	27,598	24,780
Accrued interest receivable	4,119	2,218
Deferred income taxes	12,465	2,471
Other assets	3,528	1,627

Total assets	$719,669	550,294

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$34,345	33,302
Savings, NOW and money-market deposits	133,819	84,635
Time deposits	436,408	331,520

Total deposits	604,572	449,457

Federal Home Loan Bank advances	41,000	10,000
Other borrowings	14,108	14,367
Other liabilities	2,813	2,707

Total liabilities	662,493	476,531

Commitments and contingencies (Notes 5, 9 and 17)

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 6,509,057 and 6,503,600 shares issued and outstanding in 2006 and 2005	32,545	32,518
Additional paid-in capital	45,992	45,591
Accumulated deficit	(21,119)	(3,839)
Accumulated other comprehensive loss	(242)	(507)

Total stockholders’ equity	57,176	73,763

Total liabilities and stockholders’ equity	$719,669	550,294

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Operations

($ in thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Interest income:
Loans	$34,718	22,717	16,142
Securities	4,071	2,281	1,145
Other interest-earning assets	604	429	50

Total interest income	39,393	25,427	17,337

Interest expense:
Deposits	21,467	11,462	7,017
Borrowings	1,154	813	365

Total interest expense	22,621	12,275	7,382

Net interest income	16,772	13,152	9,955
Provision for loan losses	22,589	1,815	1,315

Net interest (expense) income after provision for loan losses	(5,817)	11,337	8,640

Noninterest income:
Service charges on deposit accounts	529	498	434
Gain on sale of loans held for sale	1,692	1,806	1,462
Gain on sale of credit card portfolio	—	—	173
Gain on sale of securities available for sale	—	—	4
Gain on sale of mortgage loan servicing rights	—	—	118
Gain on sale of merchant services	—	—	212
Other noninterest income	72	49	542

Total noninterest income	2,293	2,353	2,945

Noninterest expenses:
Employee compensation and benefits	11,939	7,308	5,477
Occupancy and equipment	4,690	2,269	1,412
Data processing	1,025	932	922
Professional fees	909	689	486
Telephone, postage and supplies	1,424	1,068	676
Advertising	1,942	1,205	348
Other	1,976	1,176	905

Total noninterest expenses	23,905	14,647	10,226

(Loss) earnings before income tax (benefit) provision	(27,429)	(957)	1,359
Income tax (benefit) provision	(10,149)	(342)	528

Net (loss) earnings	$(17,280)	(615)	831

(Loss) earnings per share basic	$(2.65)	(0.14)	0.22

(Loss) earnings per share diluted	$(2.65)	(0.14)	0.22

Weighted-average number of common shares outstanding, basic	6,508,545	4,354,994	3,749,343

Weighted-average number of common shares outstanding, diluted	6,508,545	4,354,994	3,783,661

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2006, 2005 and 2004

($ in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Compre- hensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
Balance at December 31, 2003	3,735,450	$18,677	19,351	(4,055)	(308)	33,665

Comprehensive income:
Net earnings	—	—	—	831	—	831
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	252	252

Comprehensive income						1,083

Offering costs relating to 2003 common stock offering paid in 2004	—	—	(7)	—	—	(7)
Proceeds from exercise of common stock options	20,600	103	104	—	—	207

Balance at December 31, 2004	3,756,050	18,780	19,448	(3,224)	(56)	34,948

Comprehensive loss:
Net loss	—	—	—	(615)	—	(615)
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	(451)	(451)

Comprehensive loss						(1,066)

Proceeds from exercise of common stock options	1,600	8	8	—	—	16
Proceeds from issuance of common stock net of offering costs of $2,697	2,745,950	13,730	26,135	—	—	39,865

Balance at December 31, 2005	6,503,600	32,518	45,591	(3,839)	(507)	73,763

Comprehensive loss:
Net loss	—	—	—	(17,280)	—	(17,280)
Net change in unrealized loss on securities available for sale, net of taxes	—	—	—	—	265	265

Comprehensive loss						(17,015)

Proceeds from exercise of common stock options	5,457	27	39	—	—	66
Tax effect from exercise of common stock options	—	—	4	—	—	4
Share based compensation expense	—	—	508	—	—	508
Offering costs relating to 2005 common stock offering paid in 2006	—	—	(150)	—	—	(150)

Balance at December 31, 2006	6,509,057	32,545	45,992	(21,119)	(242)	57,176

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) earnings	$(17,280)	(615)	831
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Depreciation and amortization	2,065	1,412	919
Provision for loan losses	22,589	1,815	1,315
Deferred income tax (benefit) provision	(10,149)	(342)	528
Alternative minimum tax credit	—	(13)	—
Amortization and accretion of discounts and premiums on securities	130	276	439
Amortization of loan servicing rights	—	—	273
Share based compensation expense	508	—	—
Gain on sale of securities available for sale	—	—	(4)
Gain on sale of other assets	—	(26)	—
Gain on sale of property and equipment	(17)	—	—
Gain on sale of loans held for sale	(1,692)	(1,806)	(1,462)
Gain on sale of loan servicing rights	—	—	(118)
Gain on sale of credit card portfolio	—	—	(173)
Gain on sale of merchant services	—	—	(212)
Originations of loans held for sale	(84,501)	(92,646)	(83,933)
Proceeds from sale of loans held for sale	86,193	94,452	85,307
Increase in accrued interest receivable	(1,901)	(740)	(291)
(Increase) decrease in other assets	(1,734)	404	(1,079)
Increase (decrease) in other liabilities	106	(22)	(152)

Net cash (used in) provided by operating activities	(5,683)	2,149	2,188

Cash flows from investing activities:
Purchase of securities available for sale	(36,223)	(43,447)	(43,388)
Proceeds from maturities, calls, repayments and sales of securities available for sale	23,533	18,911	14,838
Net increase in loans	(194,463)	(95,113)	(85,879)
Purchase of premises and equipment	(6,517)	(7,834)	(10,663)
(Purchase) redemption of Federal Home Loan Bank stock	(1,746)	(716)	19
Proceeds from sale of foreclosed real estate	—	156	—
Proceeds from sale of property and equipment	1,651	26	—
Proceeds from sale of loan servicing rights	—	—	1,067
Proceeds from sale of credit card portfolio	—	—	1,252
Proceeds from sale of merchant services	—	—	212

Net cash used in investing activities	(213,765)	(128,017)	(122,542)

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows—(Continued)

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Net increase in deposits	155,115	123,168	118,549
Proceeds from Federal Home Loan Bank advances	105,000	62,000	28,200
Repayments of Federal Home Loan Bank advances	(74,000)	(53,000)	(34,700)
Net (decrease) increase in other borrowings	(259)	(1,500)	3,770
Net (decrease) increase in federal funds purchased	—	(3,790)	3,790
Proceeds from issuance of common stock	—	39,865	—
Proceeds from exercise of common stock options	66	16	207
Payment of offering costs relating to 2003 common stock offering	—	—	(7)
Payment of offering costs relating to 2005 common stock offering	(150)	—	—

Net cash provided by financing activities	185,772	166,759	119,809

Net (decrease) increase in cash and cash equivalents	(33,676)	40,891	(545)
Cash and cash equivalents at beginning of year	48,013	7,122	7,667

Cash and cash equivalents at end of year	$14,337	48,013	7,122

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,131	11,961	7,308

Income taxes	$—	12	—

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of taxes	$265	(451)	252

Tax effect from exercise of common stock options	$4	—	—

Originated mortgage loan servicing rights capitalized	$—	—	88

Transfer of loans to other assets	$167	156	—

See Accompanying Notes to Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2006 and 2005 and for Each of the Three Years in the

Period Ended December 31, 2006

(1) Summary of Significant Accounting Policies

Organization. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) (collectively the “Company”). The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its twenty banking offices located in Manatee, Pinellas, Hillsborough and Pasco Counties, Florida. Coast Financial Partners, Inc. (“CFP”), a wholly—owned subsidiary of the Bank, is an inactive corporation.

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

Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks, securities purchased under agreements to resell and federal funds sold, all of which mature within ninety days.

Banks are required to maintain cash reserves in the form of vault cash or in a noninterest-earning account with the Federal Reserve Bank or in noninterest-earning accounts with other qualified banks based on the balances of their transaction deposit accounts. The reserve requirements were met by cash on hand at December 31, 2006 and 2005.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(1) Summary of Significant Accounting Policies, Continued

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

Loans Held for Sale. Loans held for sale are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to operations. There were no loans held for sale at December 31, 2006 or 2005. Loan origination fees and direct loan origination costs are deferred until the related loan is sold, at which time the net fees are included in the gain on sale of loans held for sale in the consolidated statements of operations.

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

Larger loans that exhibit probable or observed credit weaknesses are subject to individual review. Where appropriate, reserves are allocated to individual loans based on our estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, and available legal options. Included in the review of individual loans are those that are impaired as provided in the Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan” as amended. Any specific reserves for impaired loans are measured based on either the future expected cash flows, discounted by the loan’s effective interest rate, or the fair market value of the underlying collateral if repayment of the loan is dependant on income received from, or sale of, the collateral. We evaluate the collectibility of both principal and interest when assessing the need for a special reserve. Historical loss rates are applied to all other loans not subject to specific reserve allocations.

Homogenous pools of loans are not individually reviewed by management. Reserves are established for each pool of loans based on the expected net charge-offs. Loss rates are based on the average net charge-off history by loan category.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(1) Summary of Significant Accounting Policies, Continued

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

Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized. At December 31, 2006 and 2005, based on management’s detailed analysis of future income projections, a valuation allowance was not established because management believes, based on its detailed analysis, it is more likely than not that the deferred tax asset will be realized during the carry forward period with future earnings of the Company.

Off-Balance-Sheet Financial Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

Share-Based Compensation. Prior to January 1, 2006, the Company’s stock option plans were accounted for under the recognition and measurement provisions of The Accounting Principles Board (“APB”) Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure) (collectively SFAS 123). No stock-based employee compensation cost was recognized in the Company’s consolidated statements of operations through December 31, 2005, as all options granted under the plans had an exercise price equal to the market value of the

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(1) Summary of Significant Accounting Policies, Continued

underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R) Share-Based Payment (SFAS 123R), using the modified-prospective-transition method. Under that transition method, compensation cost is recognized as options vest, and in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value calculated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), the Bank recognizes stock-based compensation in salaries and employee benefits for employees and in other expenses for directors in the accompanying statement of operations as the options vest. The effect of the change from applying the original provisions of SFAS 123 was to increase net loss by approximately $416,000 or $0.06 per basic and diluted share and increased cash from operations by $508,000.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(1) Summary of Significant Accounting Policies, Continued

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

	Before Tax	Tax Effect	After Tax
Year Ended December 31, 2006:
Holding gains	$424	(159)	265
Gains included in net earnings	—	—	—

Net unrealized holding gains	$424	(159)	265

Year Ended December 31, 2005:
Holding losses	$(721)	270	(451)
Gains included in net loss	—	—	—

Net unrealized holding losses	$(721)	270	(451)

Year Ended December 31, 2004:
Holding gains	$407	(153)	254
Gains included in net earnings	(4)	2	(2)

Net unrealized holding gains	$403	(151)	252

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(1) Summary of Significant Accounting Policies, Continued

(Loss) Earnings Per Share. (Loss) earnings per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are considered dilutive securities in 2004 for purposes of calculating diluted EPS which is computed using the treasury stock method. Outstanding stock options are not considered dilutive securities in 2006 and 2005 due to the net losses incurred by the Company. The following table presents the calculations of the weighted-average number of shares for diluted EPS in 2004.

Year Ended December 31, 2004:	Weighted-Average Shares
For Basic EPS	3,749,343
Effect of dilutive securities—Incremental shares from assumed conversion of options	34,318

For Diluted EPS	3,783,661

Recent Accounting Pronouncements. In September, 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106, and 132( R )”, (SFAS 158) which requires the recognition of a plan’s over- funded status as an asset or liability with an offsetting adjustment to Accumulated Other Comprehensive Income (Loss) (OCI). SFAS 158 requires the determination of the fair values of a plan’s assets at a company’s year-end and recognition of actuarial gains and losses, prior service costs or credits, and transition assets or obligations as a component of Accumulated OCI. This statement is effective as of December 31, 2006. The adoption of SFAS No. 158 did not have any impact on the Company’s results of operations and financial condition.

In September, 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. SFAS 157 retains the exchange price notion and clarifies that the exchange price is the price that would be received for an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants on the measurement date. SFAS 157 is effective for the Company’s financial statements for the year beginning on January 1, 2008, with earlier adoption permitted. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations and financial condition.

In September, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements a bank must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the fiscal years ended after November 15, 2006. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning Retained Earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. The adoption of SAB 108 did not have any impact on the Bank’s results of operations and financial condition.

In July, 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the tax law may be uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(1) Summary of Significant Accounting Policies, Continued

with respect to positions taken or expected to be taken in income tax returns. The Company adopted FIN 48 on January 1, 2007. The cumulative effect, if any, of applying FIN 48 will be recorded as an adjustment to the beginning balance of retained earnings. The adoption of FIN 48 did not have any impact on the Company’s results of operations and financial condition.

In March, 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, and amendment of FASB Statement No. 133 and 140” (SFAS 156), which permits, but does not require, and entity to account for one or more classes of servicing rights (i.e., mortgage servicing rights) at fair value, with the changes in fair value recorded in the consolidated statement of earnings. This Statement is effective as of January 1, 2007 with earlier adoption permitted. The adoption of SFAS 156 did not have any impact on the Company’s results of operations and financial condition.

In February, 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. The statement also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The statement is effective as of January 1, 2007, which earlier adoption permitted. The adoption of SFAS No. 155 did not have any impact on the Company’s results of operations and financial condition.

(2) Securities Purchased Under Agreements to Resell

In 2005, the Company entered into a purchase of securities under an agreement to resell substantially identical securities. The agreement is classified as cash and cash equivalents and has an original maturity of 90 days or less. Under the agreement the Company has the ability to purchase securities to resell. At December 31, 2006, there were no bonds under agreement to resell. At December 31, 2005, this consisted of U.S. government agency bond with a balance of approximately $10.0 million with Stephens Inc.

The amount advanced under the agreement is reflected as an asset in the consolidated balance sheet. It is the Company’s policy to take possession of securities purchased under agreements to resell. The agreement specifies the Company’s rights to request additional collateral, based on its monitoring of the fair value of the underlying security. The security under agreement at December 31, 2005 was delivered by appropriate entry into the Company’s account under a written custodial agreement that explicitly recognizes the Company’s interest in the security. At December 31, 2005 the market value of the underlying security was $9.5 million.

(3) Securities Available for Sale

Securities have been classified according to management’s intent. The carrying amount of securities and their approximate fair values are summarized as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2006-
Mortgage-backed securities	$92,400	336	(723)	92,013

At December 31, 2005-
Mortgage-backed securities	$79,840	128	(939)	79,029

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(3) Securities Available for Sale, Continued

No securities were sold during the years ended December 31, 2006 and December 31, 2005. Sales of securities available for sale during the year ended December 31 2004 is summarized as follows (in thousands):

Amount
Gross proceeds	2,310
Gross realized gains	4
Gross realized losses	—

Net realized gains	4

At December 31, 2006, 2005 and 2004, securities with a carrying value of approximately $27,264,000, $36,093,000 and $33,897,000, respectively were pledged to secure public funds, repurchase agreements and for other purposes required or permitted by law.

Securities with gross unrealized losses at December 31, 2006, aggregated by length of time that individual securities have been in a continuous loss position, is as follows (in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Mortgage-backed securities	$(344)	21,167	(379)	27,261

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

At December 31, 2006, forty-two mortgage-backed securities with a fair value of approximately $27,261,000 and unrealized losses of approximately $379,000 have been in an unrealized loss position for over twelve months. The unrealized losses are due to a decline in market rates. Management believes that these losses are temporary and due to the nature of the securities expects all principal balances to be collected.

(4) Loans

The components of loans are as follows (in thousands):

	At December 31,
	2006	2005
Commercial	$13,585	17,831
Commercial real estate	138,912	119,814
Consumer	52,894	29,048
Residential real estate	145,268	59,366
Residential construction	235,197	166,020

	585,856	392,079
Add (deduct):
Deferred loan costs, net	2,428	1,934
Allowance for loan losses	(25,710)	(3,146)

Loans, net	$562,574	390,867

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(4) Loans, Continued

An analysis of the change in the allowance for loan losses follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Beginning balance	$3,146	2,901	3,163
Provision for loan losses	22,589	1,815	1,315
Charge-offs, net of recoveries	(25)	(1,570)	(1,577)

Ending balance	$25,710	3,146	2,901

Impaired collateral dependent loans were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Balance at end of year	$74,014	669	400

Total related allowance for losses	$15,212	504	74

Average investment in impaired loans	$812	911	383

Interest income recognized on impaired loans	$16	—	—

Interest income received on impaired loans	$—	—	—

Nonaccrual and past due loans were as follows (in thousands):

	At December 31,
	2006	2005
Nonaccrual loans	$6,043	1,319
Past due ninety days or more, still accruing	—	—

	$6,043	1,319

Credit Risk. The Company grants loans throughout Florida with the greatest concentration of its loans to borrowers throughout the greater Tampa Bay region extending from Pasco County in the North to Sarasota County in the South along Florida’s West Coast. Although the Company has a diversified loan portfolio, a significant portion of its borrowers’ ability to honor their contracts is dependent upon Florida’s economy and real estate market-conditions, and more specifically the greater Tampa Bay region’s.

The Company’s construction-to-permanent loan portfolio was materially adversely affected by the downturn in the Florida real estate market and the failure of a local builder (“Builder”) with whom a substantial number of our borrowers (our “Borrowers”) had entered into contracts for the construction of their homes. Although each of Coast Bank’s construction-to-permanent residential loans (“residential construction loans”) are with Borrowers who individually own the properties on which single family dwellings are to be constructed and each Borrower separately contracted with builders for such construction. A significant number of Borrowers contracted with the Builder for such construction. In December, 2006, the Company was advised that a large number of subcontractor and other liens started to be placed on several of the existing construction projects of the Company’s Borrowers. In late December, 2006, the Builder advised the Company that it had effectively ceased operations.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(4) Loans, Continued

Upon learning of these developments, the Company undertook a thorough review of the full residential construction loan portfolio and identified 482 residential construction loans pursuant to which our Borrowers had contracted with the Builder and it affiliates for the construction of single family dwellings (“Affected Loans”). These Borrowers were primarily purchasing these homes for investment purposes. The properties were primarily located in Charlotte and Sarasota counties. Effective December 31, 2006, these loans were determined to be impaired. The outstanding balance of these loans at December 31, 2006 was $68.6 million.

The Company and Coast Bank have evaluated each of the Affected Loans to determine the status and progress of the construction, the amounts needed to complete construction, the draws available under the existing residential construction loans, the deficiencies if any, and the current performance of the Borrower under each loan.

Based on the Company’s analysis of the residential construction loan portfolio, including the Affected Loans, as well as the impact that the current local residential real estate market conditions may have on the willingness of our borrowers to comply with their obligations, the Company recorded an additional provision to it’s allowance for loan losses of $21.0 million. Of this provision, $14.0 million was specifically allocated to the Affected Loans to reflect the increased risk associated with these loans. The remaining provision was related to residential construction loans that had similarities in product, primarily related to the investment purpose of the financing by borrowers. The builders for these similar loans are currently performing and the related provision was made in light of the recent local residential real estate market conditions. At December 31, 2006, the Company had outstanding balances of approximately $155.6 million of residential construction loans, including the Affected Loans, where the construction was for investment purposes.

(5) Premises and Equipment

A summary of premises and equipment follows (in thousands):

	At December 31,
	2006	2005
Land	$6,756	5,629
Buildings	14,475	14,319
Furniture, fixtures and equipment	8,615	7,948
Leaseholds improvements	3,073	340

Total, at cost	32,919	28,236
Less accumulated depreciation and amortization	(5,321)	(3,456)

Premises and equipment, net	$27,598	24,780

The Company entered into a $1.75 million sale/lease-back agreement (“Sales/Leaseback Agreement”) in early 2006 for the Bank’s operations center where the residential lending division is located. As part of the Sales/Leaseback Agreement, the Company agreed to a one-year lease-back of approximately 5,500 square feet of the operations center where it will continue to house its residential lending operations during the lease term with an annual base rent of $93,500. The Company leases the land where a banking office is located but owns the building. The land lease expires in 2007 and includes five additional ten year renewal options and one final fourteen year renewal period. The Company also has lease agreements for three branch offices and a suite adjacent to the operations center. These leases range from three to ten years with renewal options. All leases contain escalation clauses during the terms of the leases. Total rent expense for the years ended December 31, 2006, 2005 and 2004 was $1.5 million, $445,000 and $235,000, respectively.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(5) Premises and Equipment, Continued

Aggregate estimated minimum rental commitments under all operating leases at December 31, 2006 are summarized as follows (in thousands):

Year Ending December 31,	Minimum Lease Commitments
2007	$1,620
2008	1,551
2009	1,482
2010	1,482
2011	1,446
Thereafter	12,851

$20,432

(6) Deposits

The aggregate amount of time deposits with a minimum denomination of $100,000, was approximately $171.7 million and $124.3 million at December 31, 2006 and 2005, respectively. A schedule of maturities of time deposits at December 31, 2006 follows (in thousands):

December 31,	Amount
2007	$308,724
2008	108,008
2009	10,912
2010	1,688
2011	7,076

$436,408

(7) Federal Home Loan Bank Advances

A summary of the Bank’s Federal Home Loan Bank of Atlanta (“FHLB”) advances by maturity and interest rate follows (in thousands):

		At December 31,
Maturity	Interest Rate	2006	2005
Overnight	Variable %	$11,000	—
2007	5.33%	$5,000	—
2007	5.32%	$15,000	—
2007	4.04%	10,000	10,000

		$41,000	10,000

Advances from the FHLB are collateralized by the Company’s FHLB stock and a blanket lien on 1-4 family mortgage and commercial real estate loans totaling approximately $168.3 million at December 31, 2006.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(8) Other Borrowings

The Company enters into repurchase agreements with customers. These agreements require the Company to pledge securities as collateral for borrowings under these agreements. At December 31, 2006 and 2005, the outstanding balance of such borrowings totaled approximately $14,108,000 and $14,367,000, respectively and the Company pledged securities with a carrying value of approximately $20,938,000 and $28,296,000, respectively as collateral for these agreements.

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

A summary of the notional amounts of the Company’s financial instruments with off-balance sheet risk at December 31, 2006, follows (in thousands):

Contract Amount
Commitments to extend credit	$1,245

Unfunded construction loans	$145,775

Unused lines of credit	$45,148

Standby letters of credit	$108

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(10) Fair Values of Financial Instruments

The estimated fair values of the Company’s financial instruments were as follows (in thousands):

	At December 31,
	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,337	14,337	48,013	48,013
Securities available for sale	92,013	92,013	79,029	79,029
Loans	562,574	561,634	390,867	389,265
Accrued interest receivable	4,119	4,119	2,218	2,218
Federal Home Loan Bank stock	3,035	3,035	1,289	1,289

Financial liabilities:
Deposits	604,572	605,942	449,457	448,825
Federal Home Loan Bank advances	41,000	40,984	10,000	9,946
Other borrowings	14,108	14,108	14,367	14,367
Commitments to extend credit	—	—	—	—
Unused lines of credit	—	—	—	—
Standby letters of credit	—	—	—	—

(11) Savings Plan

The Company sponsors a 401(k) savings plan for all eligible employees. Employees are eligible to participate in the plan if they have been employed ninety days and are at least eighteen years of age. The Company may or may not elect to make matching contributions to the plan. The Company made matching contributions of approximately $71,000 and $36,000 in 2006 and 2005.

(12) Income Taxes

Income tax (benefit) provision consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Deferred:
Federal	$(8,666)	(292)	451
State	(1,483)	(50)	77

Total deferred	$(10,149)	(342)	528

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(12) Income Taxes, Continued

The reasons for the differences between the statutory Federal income tax rate and the effective tax rate are summarized as follows (dollars in thousands):

	Year Ended December 31,
	2006		2005		2004
	Amount	% of Pretax Loss	Amount	% of Pretax Earnings	Amount	% of Pretax Loss
Income tax (benefit) provision at statutory rate	$(9,326)	(34.0)%	$(325)	(34.0)%	$462	34.0%
Increase (decrease) resulting from:
State taxes, net of Federal tax benefit	(979)	(3.6)	(34)	(3.5)	51	3.8
Share based compensation	90	0.3	—	—	—	—
Other	66	0.3	17	1.8	15	1.1

Income tax (benefit) provision	$(10,149)	(37.0)%	$(342)	(35.7)%	$528	38.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

	At December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$4,966	2,922
Organizational and preopening costs	13	23
Unrealized loss on securities available for sale	145	304
Allowance for loan losses	9,419	854
Alternative minimum tax credit	13	13
Share based compensation	92	—
Other	25	15

Deferred tax assets	14,673	4,131

Deferred tax liabilities:
Deferred loan costs	(1,730)	(1,422)
Accumulated depreciation	(478)	(238)

Deferred tax liabilities	(2,208)	(1,660)

Net deferred tax asset	$12,465	2,471

At December 31, 2006, the Company had net operating loss carryforwards of approximately $13.2 million available to offset future taxable income. The carryforwards expire as follows (in thousands):

Year	Amount
2020	$1,069
2021	1,830
2022	1,740
2023	2,187
2025	940
2026	5,452

$13,218

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(13) Related Party Transactions

At December 31, 2006 and 2005, officers and directors of the Company and entities in which they hold a financial interest had approximately $11.2 million and $14.1 million, respectively of funds on deposit in the Bank. At December 31, 2006 and 2005 there were loans with a balance outstanding of approximately $4.3 million and $4.3 million, respectively to these related parties.

(14) Stock Compensation Plans

The Company adopted stock option plans in 2003, 2005 and on May 16, 2006 for certain key employees and directors of the Company. A total of 968,000 shares of common stock have been reserved under these plans. 354,165 shares remain available for grant at December 31, 2006. The exercise price of the stock options granted under these plans must at least equal the fair value of the common stock at the date of grant. Options granted to employees prior to December 29, 2006 generally have ten year terms and one third vest immediately with the remaining vesting over two years. Options granted on December 29, 2006 and there after generally have ten year terms and twenty percent vest immediately with the remaining vesting over four years. The options issued to directors generally are fully vested on the date of grant and have ten year terms.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	4.71%	4.51%	4.32%
Expected dividend yield	—%	—%	—%
Expected volatility	17.09%	4.53%	13.72%
Expected life in years	5.86	6.28	10.00

Estimated fair value of each option grantedduring the year	$4.85	$3.83	$4.97

As part of its adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there were any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R. Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term((vesting term and original contractual term)/2). Prior to 2006 the expected volatility was based on industry standards, however, in 2006 it is based on the Company’s historical volatility. The risk-free interest rates are based on U.S. Treasury strips in effect at the time of grant. The dividend yield assumption is based on the Company’s history and expectation of dividend payments.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(14) Stock Compensation Plans, Continued

The following table illustrates the effect on net (losses) earnings and (losses) earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company’s stock option plan for the years ended December 31, 2005 and December 31, 2004. For purposes of this pro forma disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and is being amortized to expense as the options vest (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net (loss) earnings, as reported	$(615)	831
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of related tax effect	(215)	(351)

Proforma net (loss) earnings	$(830)	480

(Loss) earnings per share after cash paid to convert preferred stockholders to common stock, basic and diluted	$(0.14)	0.22

Proforma (loss) earnings per share after cash paid to convert preferred stockholders to common stock, basic and diluted	$(0.19)	0.13

A summary of stock option transactions follows:

	Number of Shares	Weighted- Average Per Share Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2003	299,400	$12.90
Granted	95,600	13.05
Exercised	(20,600)	(10.00)

Forfeited	(2,100)	(10.93)
Outstanding at December 31, 2004	372,300	$13.11
Granted	88,750	15.84
Exercised	(1,600)	(10.00)
Forfeited	(3,001)	(14.29)

Outstanding at December 31, 2005	456,449	$13.64

Granted	145,852	16.45
Exercised	(5,457)	(12.13)
Forfeited	(10,666)	(15.91)

Outstanding at December 31, 2006	586,178	$14.32	7.6-years	$1,726

Exercisable at December 31, 2006	463,562	$13.79	6.2-years	$1,243

There were 5,457 options exercised during the year ended December 31, 2006. The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $16,000 and the tax benefit relating to the stock options exercised was $4,000. At December 31, 2006, there was $499,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 45 months. The total fair value of shares vesting and recognized as compensation expense was $508,000 for the year ended December 31, 2006, and the associated income tax benefit recognized was $92,000.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(15) Stockholders’ Equity

Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company. The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2006, no retained earnings were available for dividends without prior regulatory approval.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(16) Regulatory Matters, Continued

As of December 31, 2006, the most recent notification from the regulatory authorities categorized the Bank as “undercapitalized” under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the table. The Company’s and the Bank’s actual and proforma capital amounts and percentages are also presented in the table (dollars in thousands).

	Actual		Proforma (a)		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
As of December 31, 2006:
Total capital (to Risk-Weighted Assets)
Consolidated	$53,152	8.48%	$53,152	8.48%	$47,384	8.00	N/A	N/A
Bank	38,120	6.08	52,120	8.32	50,134	8.00%	62,668	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	45,098	7.20	45,098	7.20	23,692	4.00	N/A	N/A
Bank	30,066	4.80	44,066	7.03	25,067	4.00	37,601	6.00
Tier I Capital (to Average Assets):
Consolidated	45,098	6.50	45,098	6.50	27,746	4.00	N/A	N/A
Bank	30,066	4.33	44,066	6.35	27,763	4.00	34,704	6.00
As of December 31, 2005:
Total capital (to Risk-Weighted Assets)
Consolidated	$75,250	21.20%	n/a	n/a	N/A	N/A	N/A	N/A
Bank	45,130	12.71	n/a	n/a	$35,502	10.00%	$35,502	10.00
Tier I Capital (to Risk-Weighted Assets)
Consolidated	72,104	20.31	n/a	n/a	N/A	N/A	N/A	N/A
Bank	41,984	11.83	n/a	n/a	21,301	6.00	21,301	6.00
Tier I Capital (to Average Assets):
Consolidated	72,104	13.77	n/a	n/a	N/A	N/A	N/A	N/A
Bank	41,984	8.02	n/a	n/a	26,179	5.00	26,179	5.00

(a)	Proforma amounts and percents include $14 million contribution of capital by the Company to Coast Bank that occurred in January, 2007 as if it had occurred in December, 2006

At December 31, 2006, Coast Bank met the definition of an “undercapitalized” institution, with a Total Risk Based Capital of 6.08%, a Tier I Risk Based Capital of 4.80%, and a Leverage Ratio of 4.33%. This resulted from the additional provision to our allowance for loan losses of $21 million that was recorded effective December 31, 2006. In January, the Company made a $14 million capital contribution from its available funds to increase the capital level of Coast Bank. This brought Coast Bank’s capital ratios to an adequately capitalized level as of February 28, 2007.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

(17) Legal Proceedings

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

(18) Holding Company Financial Information

The Holding Company’s unconsolidated financial information is as follows (in thousands):

Condensed Balance Sheets

	At December 31,
	2006	2005
Assets
Cash due from banks	$15,033	30,120
Investment in subsidiary	41,939	43,443
Other assets	204	200

Total assets	57,176	73,763

Liabilities and Stockholders’ Equity
Liabilities	—	—
Stockholders’ equity	57,176	73,763

Total liabilities and stockholders’ equity	$57,176	73,763

Condensed Statements of Operations

	For the Year Ended December 31,
	2006	2005	2004
Expenses	$(2)	(59)	(166)
(Loss) earnings of subsidiary	(17,278)	(556)	997

Net (loss) earnings	$(17,280)	(615)	831

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements—(Continued)

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) earnings	$(17,280)	(615)	831
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Increase in other assets	(1)	(34)	(99)
Equity in undistributed loss (earnings) of subsidiary	17,278	556	(997)
Decrease in liabilities	—	(8)	(212)

Net cash (used in) provided by operating activities	(3)	(101)	(477)

Cash flow from investing activity-
Capital contribution to subsidiary	(15,000)	(15,200)	(8,001)

Cash flows from financing activities:
Net proceeds from issuance of common stock	66	39,881	200
Payment offering costs relating to 2005 common stock offering paid in 2006	(150)	—	—

Net cash (used in) provided by financing activities	(84)	39,881	200

Net (decrease) increase in cash and cash equivalents	(15,087)	24,580	(8,278)
Cash and cash equivalents at beginning of the year	30,120	5,540	13,818

Cash and cash equivalents at end of year	$15,033	30,120	5,540

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits	Sequentially Numbered Pages
3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

10.1	Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian F. Grimes, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.2	Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Anne V. Lee, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.3	Indemnification Agreement, dated July 26, 2006, by and between Coast Financial Holdings, Inc. and Anne V. Lee, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.4	Coast Financial Holdings, Inc. Form of Indemnification Agreement entered into with each of the Company’s directors, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2005.

10.5	Coast Financial Holdings, Inc. Amended and Restated 2003 Stock Option Plan, dated September 3, 2003, and Forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

10.6	Coast Financial Holdings, Inc. 2005 Stock Incentive Plan, dated May 20, 2005 (“2005 Plan”), incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 12, 2005.

10.7	Form of Nonqualified Stock Option Agreement and Notice of Exercise, and Form of Incentive Stock Option Agreement and Notice of Exercise, under the 2005 Plan, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2005.

10.8	Coast Financial Holdings, Inc. 2006 Stock Incentive Plan, dated May 16, 2006 (“2006 Plan”), together with form of Nonqualified Stock Option Agreement and Notice of Exercise and form of Incentive Stock Option Agreement and Notice of Exercise under the 2006 Plan, incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2006.

Exhibit Number	Description of Exhibits	Sequentially Numbered Pages
10.9	Indemnification Agreement, dated August 25, 2006, by and between Coast Financial Holdings, Inc. and Justin D. Locke, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2006.

10.10	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Justin D. Locke, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2006.

10.11	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Paul J. NiDasio, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2006.

10.12	Consulting Agreement, dated February 20, 2007, by and between Coast Financial Holdings, Inc., Coast Bank of Florida, and Tramm Hudson.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Independent Auditors.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

*	Exhibit filed herewith.