Form 10-K/A
period 2006-12-31
COAST FINANCIAL HOLDINGS INC
filed 2007-05-01
CIK 1262276

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of the common stock as quoted on the Nasdaq National Market on the last day of the Company’s most recently completed second fiscal quarter, or June 30, 2006, was approximately $98,293,000.

As of April 30, 2007, the number of issued and outstanding shares of common stock of the registrant was 6,509,057.

EXPLANATORY NOTE

Coast Financial Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2006 (which was filed with the Securities and Exchange Commission on March 15, 2007) to include the disclosures required under Part III of Form 10-K. The Company previously had incorporated this information by reference to its definitive proxy statement (the “Proxy Statement”) for the 2007 Annual Meeting of the Company’s Shareholders (“2007 Annual Meeting”) in accordance with General Instruction G(3) of Form 10-K; however, the 2007 Annual Meeting has been delayed and the Proxy Statement will not be filed within 120 days after the end of the 2006 fiscal year as is required under such General Instruction. Accordingly, this Amendment No. 1 is being filed to provide the information that had been previously subject to such incorporation by reference. Except for the addition of the disclosures required by Part III of Form 10-K, this Amendment No. 1 does not modify or update the Company’s previously reported financial statements or other disclosures contained in the original Annual Report on Form 10-K (“Originally Filed Form 10-K”). Unaffected items have not been repeated in this Amendment No. 1.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Set forth below are the name and age of each of the directors of the Company and its wholly-owned subsidiary, Coast Bank of Florida (“Coast Bank”), as well as their positions and offices with the Company and Coast Bank, their term of office as a director of the Company, their business experience during the past five years or more, and additional biographical data.

Name	Age	Position with the Company and Coast Bank (1)	Director Since
James K. Toomey	41	Chairman of the Board	2003
Michael T. Ruffino	60	Vice Chairman of the Board	2003
Brian F. Grimes	44	President and Chief Executive Officer of the Company and Coast Bank and Director	2006
Joseph Gigliotti.	67	Director	2003
Anne V. Lee	49	Executive Vice President/Chief Manager of Coast Bank and Director Operating Officer/Retail Banking	2006
Kennedy Legler, III.	58	Director	2003
Paul G. Nobbs	50	Director (2)	2003
Thomas M. O’Brien	55	Director	2003
John R. (“Jack”) Reinemeyer.	68	Director	2003
M. Alex White	55	Director	2005

(1)	The board of directors of Coast Bank is identical to that of the Company.
(2)	Mr. Nobbs resigned from the board of directors of both the Company and Coast Bank effective December 29, 2006.

All directors of the Company hold office until the earlier of the next annual meeting of the shareholders and until their successors have been duly elected and qualified, or their death, resignation, or removal.

James K. Toomey has served as a director of the Company since its inception and as a director of Coast Bank since April 2000. Mr. Toomey has been the Chairman of the Board of Directors of both the Company and Coast Bank since July 2003. Previously, Mr. Toomey served in various positions for Knight-Ridder/Bradenton Herald from August 1990 to September 1997. Since September 1997, Mr. Toomey’s business interests have been focused towards commercial shopping development and investments. In 2005,

Mr. Toomey became a director of Tectonics, Inc. a family owned corporation in which his spouse is the President, and became a substantial owner of, and director in, Two Sides of Nature, Inc., a privately held corporation which is a clothing retailer, and Two Scoops, Inc., a privately held corporation engaged in the retail sales of ice cream and associated products. He is a life-long Florida native and is the co-owner of two real estate development companies in Manatee County. He is the founder of the Toomey Foundation for the Natural Sciences and has served as a director since its inception in 2003. Mr. Toomey received his MBA from Crummer Graduate School, Rollins College in 1990 and his Bachelor of Arts degree in Economics from Rollins in 1988.

Michael T. Ruffino has served as a director of the Company since its inception and as a director of Coast Bank since April 2000. Mr. Ruffino has been the Vice Chairman of the Board of Directors of both the Company and the Bank since 2005. Mr. Ruffino become a substantial owner of, and officer in, Micron Investments, LLC, a privately held company engaged in real estate ownership and development. Mr. Ruffino has lived in Manatee County for 22 years and since 1985 has served as the President of Manatee Pinellas Title Company, the largest independently owned title company in Manatee County. Mr. Ruffino’s civic activities have included being a Director of Manatee County Chamber of Commerce and President of the South Manatee County Sertoma Club.

Brian F. Grimes has been the President and Chief Executive Officer of the Company and Coast Bank since July 2006 and director of the Company and Coast Bank since May 2006. From February 2004 to July 2006, Mr. Grimes served as Executive Vice President and Chief Financial Officer of the Company and Coast Bank, and from December 2003 to July 2006 as Executive Vice President and Chief Financial Officer of Coast Bank. From March 2003 to December 2003, Mr. Grimes served as Senior Vice President and Controller of Coast Bank. From 1998 to 2003, Mr. Grimes served as Senior Vice President and Treasurer of Republic Bank, St. Petersburg, Florida. Mr. Grimes received his Bachelor of Science in Finance from the University of South Florida. Mr. Grimes has over 20 years experience in banking.

Joseph Gigliotti has been a director of the Company since its inception and a director of Coast Bank since July 2000. Mr. Gigliotti has been a resident of Manatee County since 1958 and has been the President of Gigliotti Contracting, Inc. located in Palmetto, Florida and Gigliotti Contracting North, Inc. in New Port Richey, Florida since 1966. His civic duties include serving on the Advisory Board for the Manatee County Sheriff’s Department, serving as an officer of the One Hundred Club of Manatee County and as a member of the Goldstar Club and the Manatee County Chamber of Commerce.

Anne V. Lee has served as the Chief Operating Officer and a director of the Company and the Coast Bank since July 2006 and as Executive Vice President/Retail Banking Manager of the Bank since August 2003. Ms. Lee served as the bank’s Senior Vice President/Retail Banking Manager from March 2003 to August 2003. In these capacities, Ms. Lee has been and is responsible for overseeing the branches and branch administration, business development, retail operations, marketing, compliance, human resources and training. Ms. Lee brings over 25 years of retail and operational banking experience to Coast Bank. From December 1997 until March 2001, Ms. Lee served as Senior Vice President, Support Services Manager for Republic Bank, St. Petersburg, Florida. Ms. Lee then joined FloridaFirst Bank in Lakeland, Florida in March 2001 as Retail Banking Service and Support Manager and continued in that position until joining Coast Bank in March 2003. Ms. Lee attended Manatee Community College and has over 26 years of banking experience.

Kennedy Legler, III has served as a director of the Company since its inception and as a director of Coast Bank since October 2000. Mr. Legler has practiced law for over 20 years and has been practicing as an attorney with the law firm of Legler & Flynn since 1989. He holds a Bachelor of Arts degree in Business and Government from Otterbein College and holds a Juris Doctorate degree from the University of Dayton School of Law. Mr. Legler has an extensive history of community service including formerly serving as President of the American Heart Association, Regional Division and as a member of the Board of Directors of the Deaf Service Center of Manatee/Sarasota Counties.

Paul G. Nobbs, who has served as a director of the Company since its inception and as a director of Coast Bank since December 2003 resigned from the board of directors of both the Company and Coast Bank effective December 29, 2006. Since April 2004, Mr. Nobbs has served as a Managing Director of Accume

Partners, a company which provides internal audit and other risk assessment services to corporations, including Sarbanes Oxley compliance services. Prior to his employment with Accume Partners, Mr. Nobbs served as a consultant to Knickerbocker, LLC, a private investment company, from August 2003 to February 2004. Mr. Nobbs served as a managing director of Knickerbocker, LLC from September 1998 to August 2003, where he was responsible for evaluating and managing private investments. From 1997 to 1998, he served as a Vice President and Assistant Corporate Controller of Beneficial Corp., a consumer finance company. Mr. Nobbs received his Bachelor of Science degree in Accounting from Montclair State University in 1978 and he is a Certified Public Accountant.

Thomas M. O’Brien has been a director of the Company since its inception and a director of Coast Bank since April 2000. Mr. O’Brien is the President of C&D Fruit and Vegetable, a produce growing and shipping company that he has been affiliated with since 1978. He also is a co-owner of the following West Florida companies: North River Vegetable, Trio Farms, Manatee Logistics, Produce Dynamics, NR Investments of Manatee, LLC, and Incredible Fresh Wholesale Seafood of Miami.

John R. (“Jack”) Reinemeyer has served as a director of the Company since its inception and as a director of Coast Bank since July 2000. Mr. Reinemeyer is a Certified Public Accountant and has served as the Chairman and Chief Executive Officer of Reinemeyer & Reinemeyer P.A., an accounting firm, since 1960. Mr. Reinemeyer also serves as a director of Susan Reinemeyer Studios, Inc., a sculpting studio, and as the Chairman and Chief Executive Officer of the following companies: (i) Paymaster Service Corp., a payroll processing company; (ii) Flying E. Ranch, Inc., a hay and certified red angus cattle operation company; (iii) Bay Leasing & Finance, Inc., an equipment and finance company; and (iv) Reinemeyer Data Centers, Inc., a holding company for his corporations. Prior to relocating from Ohio to Florida in 1980, Mr. Reinemeyer was President and Chief Executive Officer of Huntsville State Bank in Huntsville, Ohio.

M. Alex White has served as a director of the Company and Coast Bank since May 2005. Mr. White is a Certified Public Accountant and since February 2005 he has served as a consultant for several private companies in the areas of finance and administration. Mr. White serves as a director of Switch & Data Facilities Co., Inc., a network service provider whose shares are registered under the Exchange Act and he serves on their audit committee and as their “financial expert”. Mr. White was an audit partner with Deloitte & Touche LLP, a public accounting firm, from August 1987 to January 2005. He received his Bachelor of Science degree in Business and Accounting from the University of South Florida in 1977.

Information with respect to the Company’s executive officers is in included in Item 4A of its Original Filed Form 10-K for the year ended December 31, 2006 previously filed with the Securities and Exchange Commission on March 15, 2007.

There is no family relationship between any of Company’s directors or executive officers. There are no arrangements between any director of the Company and any other person pursuant to which he/she was, or will be, selected as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires all executive officers, directors, and persons who are the beneficial owner of more than 10% of the common shares of the Company to file reports of ownership with the Securities and Exchange Commission indicating their ownership of the Company’s equity securities and to report any changes in that ownership.

Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during the fiscal year ended December 31, 2006. The Company believes that all of these filing requirements were satisfied by its executive officers, directors, and by the beneficial owners of more than 10% of the common shares, except that

•	Paul Nidasio inadvertently failed to timely file his Form 3 upon being named an executive officer on August 21, 2006; and

•

the following directors inadvertently failed to timely file Form 4s relating to options issued to them at the end of the first quarter of 2006 as compensation for their services in lieu of cash payments due to internal delays in preparing and disseminating the Black-Scholes option pricing calculations: Joseph Gigliotti, Kennedy Legler III, Paul G. Nobbs, Thomas M. O’Brien, Michael T. Ruffino, and M. Alex White.

In making the above statements, the Company has relied on copies of the reporting forms received by it or on the written representations from certain reporting persons that no Forms 5 (Annual Statement of Changes in Beneficial Ownership) was required to be filed under applicable rules of the Securities and Exchange Commission.

Code of Conduct and Ethics

The Company has adopted a code of business conduct and ethics, known as the Coast Financial Holdings, Inc. Code of Conduct and Ethics (“Code of Ethics”), which applies to all of the Company’s directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer. The Company is committed to the highest standards of ethical and professional conduct, and the Code of Ethics provides guidance in how to uphold these standards. The Code of Ethics consists of basic standards of business practice as well as professional and personal conduct. The Code of Ethics is available on the Company’s website. Any amendments to, or waivers of, the Code of Ethics (to the extent applicable to the principal executive officer, principal financial officer or principal accounting officer) will be promptly disclosed by the Company. The Company’s Nominating and Corporate Governance Committee (“Corporate Governance Committee”) has been charged with monitoring, overseeing, and reviewing compliance with the Code of Ethics.

Certain Corporate Governance Matters

Director Nomination Process. There have been no changes to the procedures by which shareholders may recommend nominees to the Company’s board of directors from those that were described in the Company’s proxy statement filed with the Securities and Exchange Commission on April 11, 2006.

Audit Committee Information. The Company’s Audit Committee (“Audit Committee”) currently consists of four directors (Messrs. Legler, Reinemeyer, Toomey and White), all of whom are independent under Nasdaq Stock Market rules and the standards established under the Exchange Act and the rules and regulations promulgated thereunder applicable to audit committees. Mr. White serves as the chairman of the Audit Committee and our Board of Directors has determined that he qualifies as an “audit committee financial expert”, as that term is defined by applicable SEC regulations.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Oversight of Executive Compensation. Our Compensation Committee operates under a written charter adopted by the board of directors, a copy of which is available on our website at www.coastbankfl.com under Investor Relations/Governance Documents. The Compensation Committee is responsible to the board of directors for approving the Company’s executive compensation philosophy and overseeing and monitoring the Company’s compensation plans and programs. In this regard, the Compensation Committee duties includes, among other things:

•	reviewing and providing overall guidance with respect to our executive compensation policies, procedures, and plans;

•	establishing, maintaining, and administering our compensation policies, programs, and employee benefit plans;

•

reviewing and making recommendations to the board of directors with respect to the compensation of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and other certain executive officers; and

•	determining the terms of any stock option or other equity-based awards to be granted under our plans.

The Compensation Committee reviews compensation levels of management and evaluates executive performance. Each year, the Compensation Committee reviews and approves all performance goals to be achieved during the ensuing year by the Chief Executive Officer and the Chief Operating Officer as such goals relate to the contractual performance bonuses payable to them under their respective employment agreements. In executive session, the Compensation Committee determines whether any subjective bonuses should be paid to either of them for their services during the past year and sets the salary level for each of them and the Chief Financial Officer. The Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation levels for other senior executive officers (other than himself), including suggested bonus payments and equity incentive awards. The Compensation Committee reviews the Chief Executive Officer’s recommendations and approves those levels and types of compensation it deems appropriate. The determinations of the Compensation Committee are then presented to the full board with respect to such senior officers for its approval.

Compensation Committee. The Compensation Committee currently consists of four directors, each of whom is an independent director under the standards established by Nasdaq Stock Market (the “Nasdaq rules”). The current members of the committee are Michael T. Ruffino, Kennedy Legler III, John R. Reinemeyer, and M. Alex White. Mr. Ruffino serves as the chairman of the Compensation Committee. Committee membership is determined annually at the initial meeting of the board of directors which is held following the annual shareholder’s meeting.

We did not engage an independent compensation consultant during 2006, but the Company had engaged Clark Consulting, a compensation consulting firm, in 2004 to assist in reviewing the Company’s compensation structure for its senior management. As part of its review, the firm reviewed the compensation of our then-Chief Executive Officer and Chief Financial Officer and compared their compensation with compensation of similar financial institutions. In addition to the study performed by Clark Consulting, the Compensation Committee also reviews and considers the financial data provided in annual surveys conducted by the Florida Bankers’ Association, and its own research of compensation packages provided to executives at similarly situated financial institutions located in the Southeastern United States which are comparable to the Company in size and operations.

Executive management of the Company plays a substantial role in assisting the Compensation Committee in establishing compensation levels and the mix of compensation to be paid. The committee consults with management on business plans and budgets in establishing performance targets and objectives. The committee also solicits the opinion and recommendation of the Company’s Chief Executive Officer regarding the evaluation of the performance of officers (other than himself), as well as recommendations regarding appropriate compensation levels for his senior management team. The Chief Executive Officer evaluates the performance of the Company’s senior executive officers, which includes the Company’s Chief Financial Officer, Chief Operating Officer, and each of the Company’s Executive Vice Presidents. Based on those performance evaluations, market compensation surveys, and other data, the Chief Executive Officer submits to the Compensation Committee his recommendation and the basis for his recommendations. As part of his recommendations, the Chief Executive Officer provides the Committee with his proposal for the payment of bonuses to the senior executives and the distribution of incentive compensation to the Company’s employees. The Compensation Committee, however, deliberates on such recommendations in executive sessions without the participation of any member of the executive management team.

Meetings of the Compensation Committee are held as often as are necessary to allow the committee to perform its duties and responsibilities. The focus of these meetings are typically the annual compensation adjustments, bonuses, and the grant of equity incentive compensation. Although a large number of compensation decisions are made during the first quarter, the decision-making process is ongoing throughout the year and option grant decisions are typically made towards the end of the fiscal year. Occasionally, activities delegated to the Compensation Committee are resolved by the full board of directors at their meeting for the sake of convenience and efficiency. Due to the management restructuring that occurred during the 2006 fiscal year in connection with the departure of the Company’s President and CEO, Mr. Peters, as well as fulfilling its regular duties, the Compensation Committee met ten (10) times in 2006.

Objectives, Philosophy and Elements of Our Compensation Program. Our compensation and benefits program is driven by the very competitive business environment for senior executive talent among local community banks in Florida. To meet these challenges we have designed our executive compensation program to attract, retain and motivate talented, dedicated, and high performing executives. To this end, the objectives of our compensation program are:

•	reward current performance,

•	motivate future performance,

•	align the long-term interests of management with our shareholders, and

•	reward competitive with compensation packages being paid by our local competitors.

Our Compensation Committee believes that the compensation of its executive officers should be performance based and should be aligned with the Company’s overall business plan. The objectives of our compensation program is to establish incentives for our senior executives to achieve and maintain short-term and long-term performance goals which further our Company’s overall business plan, and to recognize individual contributions.

During 2005 and the first half of 2006, the Company was engaged in an aggressive growth and branching strategy to expand its geographical reach in the greater Tampa Bay region and increase its market share. The population and economic growth in the Tampa Bay region had been a strong factor in fueling our growth and our compensation program was designed to reward senior executives for successfully implementing our growth strategy. Profit targets were not emphasized. However, in the last several months of 2006, the board of directors decided to temper the Company’s growth strategy to focus more on increasing the profitability of Coast Bank and improving the deposit mix of our existing branches. This change of direction followed soon after the departure of Mr. Peters, and in connection with the hiring of Mr. Grimes as our new Chief Executive Officer and promotion of Anne Lee as our Chief Operating Officer, the Compensation Committee established new performance goals to more properly reflect the new business strategy.

Compensation Levels and Mix of Compensation. The key elements of compensation for our Named Executive Officers are base salary, annual cash-based incentive bonuses, stock option awards, perquisites and other fringe benefits, and change-in-control agreements. Because of the aggressive growth strategy of the Company through the third quarter of 2006, we have not engaged in any benchmarking of total compensation, or any other material element of compensation. However, as described above, we do review compensation surveys and executive compensation of similar financial institutions when establishing base salaries and other elements of compensation. Generally, base salary and bonuses are used as tools to motivate and encourage satisfaction of short-term goals and objectives, and incentive stock options are used as a long-term incentive pursuant to which the interests of management are aligned with the Company’s shareholders.

Base Salary. For most of the Named Executive Officers, base salary is the most significant component of compensation. Perquisites and other fringe benefits make up only a minor portion of the total annual compensation. Because the Company engages in a community banking business in a highly competitive market, the Compensation Committee believes that it is necessary to provide a competitive base salary to senior executive officers to offer them a level of security which will promote stability and facilitate the implementation of the Company’s business plan and the promotion of its core values. Base salaries are targeted at market levels and are based on the executive’s level of responsibility, prior experience and breadth of knowledge, and external pay practices. The Compensation Committee also considers non-financial contributions such as the executive’s overall promotion of the Company’s objective, continuing educational and management training, developing relationships with customers and vendors, and demonstrating leadership qualities.

Annual Cash-Based Incentive Bonuses. On an annual basis, the Compensation Committee has the discretion to propose and recommend to the Board of Directors the payment of discretionary bonuses to the Named Executive Officers, as well as other officers and management of the Company. These awards are to be based upon job responsibilities, attainment of corporate financial goals, contributions to the business and other goals of the Company, including overall performance. The payment of a bonus to such individuals is subject to the sole discretion of the Compensation Committee and the board of directors of the Company. There is no specific formula, performance target, or other required performance measure that must be achieved in order to receive a bonus. However, the board of directors does reserve the right to calculate bonuses based upon certain performance criteria. On the other hand, achievement of certain financial results will not ensure the payment of bonuses either. Instead, bonuses are used as a tool for maintaining the competitiveness of the overall compensation paid to the Named Executive Officers and management personnel in light of current market conditions, and the Company’s overall performance. To the extent that the base salary or adjustments in base salary are sufficient for these purposes, bonuses may not be recommended despite a strong performance, and visa versa. The general philosophy of the Compensation Committee is to reward executive officers for performing above expectations or above budget.

In addition to discretionary bonuses, the Chief Executive Officer and the Chief Operating Officer have employment contracts which provide for specific performance bonuses that compensate them for achieving certain quantified performance goals and targets. In the first quarter of each year, the Compensation Committee meets with management to review the business plan previously submitted by management to, and approved by, the Company’s board of directors to establish the performance targets to be achieved. Under the terms of their employment agreements, the Compensation Committee establishes targets relating to Coast Bank’s asset quality, asset growth, and income. If all these targets are achieved, an annual bonus equal to 20% of their base salary is payable to each of them. The general philosophy of the Compensation Committee with respect to the payment of bonuses to the Chief Executive Officer and the Chief Operating Officer is that the payment of bonuses should be based primarily upon achieving the performance targets and that discretionary bonuses generally should not be paid to them if they miss their targets unless there are significant considerations justifying such bonuses. For example, the Compensation Committee will consider matters outside of the control of those executives such as adjustment and deviations from the business plan which are done at the direction of the board of directors or unexpected changes in the interest rate environment. During 2006, performance goals were revised in the second half of the year to reflect the board of directors’ decision to moderate the Company’s growth strategy.

Bonus determinations general are made in the first quarter of the next year.

Stock Incentive Plans. Named Executive Officers, as well as other employees of Coast Bank, are eligible to receive stock option and other equity-based compensation awards under the Company’s stock incentive plans. Stock options are granted at an option exercise price equal to the fair market value of the Company’s common shares on the date of the grant. Accordingly, stock options have value only if the stock price appreciates in value from the date that the options are granted. The stock option plans focus executives and other participants on the creation of shareholder value over the long-term and encourage equity ownership in the Company. Individual grants in 2006 were based on corporate performance and on individual levels of responsibility, performance, and contributions to the Company. This determination was made based on the Compensation Committee’s assessment of the performance of each individual. Under the Company’s policies, stock option awards are determined in the last quarter of the fiscal year and the grant date is the date which falls on the last Friday of the fiscal year (unless it is a holiday, in which case the grant date will be the next business day). The grant of options to new hires is the tenth day after the execution of a letter of intent or actual hire.

Perquisites and Other Fringe Benefits. Our executive officers receive health and welfare benefits, such as group medical, group life and long-term disability coverage, under plans general available to all other employees. In addition, we do have a 401(k) plan available to all employees, including the Named Executive Officers, whereby we match certain portion of the employee’s contribution to the plan. However, in view of our size and the current status of our development and growth, we provide very few additional fringe benefits. Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer are granted automobile allowances.

Tax Implications of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) places a limit of $1,000,000 on the amount of compensation that we may deduct in any year with respect to the Chief Executive Officer and President of any other senior officer unless the compensation is performance-based compensation as described in Section 162(m) and the related regulations. We may from time to time pay compensation to our senior officers that may not be deductible, including discretionary bonuses or other types of compensation outside of our plan.

Although we have generally attempted to structure executive compensation so as to preserve deductibility, we also believe that there may be circumstances where our interests are best served by maintaining flexibility in the way compensation is provided, even if it might result in the non-deductibility of certain compensation under the Code.

Although equity awards may be deductible for tax purposes, the accounting rules pursuant to FAS 123(R) require that the portion of the tax benefit in excess of the financial compensation cost be recorded to paid-in-capital.

Employment Agreement, Change-in-Control Protections, and Post-Termination Pay.

Due to continuing consolidation in the financial services industry and for competitive and fairness reasons, we believe it is important to protect senior management and other key employees in the event of a change-in-control and the adverse employment consequences that can result from such business transaction. Further, we believe that the interests of stockholders will be best served if the interests of our senior management are aligned with them, and providing employment protection should be eliminated, or at least reduce, the reluctance of senior management to pursue potential transactions that may be in the best interests of stockholders. As a result, we have entered into employment agreements with Mr. Grimes, our Chief Executive Officer, and Anne Lee, our Chief Operating Officer. These agreements generally provide for services in their current capacity for a three-year period or until we terminate employment or the employee resigns, if earlier. The agreements provide that these officers are eligible for our employee benefit plans and other benefits provided in the same manner and to the same extent as to our other employees. Set forth below is a brief summary of each employment Agreement.

Brian F. Grimes. On July 26, 2006, the Company and Coast Bank entered into a new employment agreement with Brian F. Grimes pursuant to which Mr. Grimes agreed to serve as the President and Chief Executive Officer of the Company and Coast Bank. The agreement is for a three-year term that renews daily until Mr. Grimes or the Company decides to cease such automatic renewals, upon which date the agreement becomes a fixed term of three years thereafter. The agreement provides for an initial annual base salary of $185,000, which may be adjusted annually by the Board of Directors, and a performance bonus if the Company achieves certain performance targets to be set annually by the Board of Directors. Mr. Grimes is provided with an automobile allowance of $750 per month and is eligible to receive any benefits provided to employees and executives of the Company.

The agreement further provides that if Mr. Grimes’ employment is terminated by the Company without cause, Mr. Grimes is entitled to receive a severance payment in an amount equal to three times his then- current base salary and other benefits due and owing, and the acceleration of any vesting limitations not yet satisfied under any outstanding stock options held by him. If the employment of Mr. Grimes is terminated in the event of a “change of control” (as that term is defined in the agreement), Mr. Grimes is entitled to receive a lump sum payment equal to 2.99 times his then-current base salary as of the date of the “change of control.” In addition, Mr. Grimes agreed that if he terminates his employment, he will not directly or indirectly engage in the business of banking in our market area for a period of two years following the termination of his employment agreement.

Anne V. Lee. On July 26, 2006, the Company and Coast Bank entered into a new employment agreement with Anne Lee pursuant to which she has agreed to serve as an Executive Vice President and Chief Operating Officer of the Company and Coast Bank. The agreement is for a three-year term that renews daily until Ms. Lee or the Company decides to cease such automatic renewals, upon which the employment agreement will be for a fixed three-year term thereafter. The agreement provides for an initial annual base salary of $150,000, which may be adjusted annually by the Board of Directors and a performance bonus if the Company achieves certain performance targets to be sent annually by the Board of Directors. Ms. Lee is provided with an automobile allowance of $600 per month and is eligible to receive any benefits provided to employees and executives of the Company.

The agreement further provides that if Ms. Lee’s employment is terminated by the Company without cause, Ms. Lee is entitled to receive a severance payment in an amount equal to three times her then- current base salary and other benefits due and owing, and the acceleration of any vesting limitations not yet satisfied under any outstanding stock options held by her. If the employment of Ms. Lee is terminated in the event of a “change of control” (as that term is defined in the agreement), Ms. Lee is entitled to receive a lump sum payment equal to 2.99 times her then-current base salary as of the date of the “change of control.” In addition, Ms. Lee agreed that if she terminates her employment, she will not directly or indirectly engage in the business of banking in our market area for a period of two years following the termination of her employment agreement.

Change in Control Agreements. Because we believe that our executive team will be critical to our future success, change-in-control agreements have been awarded to all of the Named Executive Officers below who do not have employment agreements with us (Messrs. Locke, Nidasio, and Dugger). These agreements provide for the payment of certain severance benefits upon a change in control of the Company. We believe that this gives our executives comfort and better aligns their interests with the strategic interests of our shareholders. The payments that each of the listed executives could receive upon a change-in-control are set forth in “Potential Payments Upon Termination or Change-in-Control” below.

Brian P. Peters. On July 17, 2006, Mr. Peters resigned as the Chief Executive Officer and President of the Company and Coast Bank. Under the terms of his employment agreement, his base salary at the time of his resignation was $239,200. Pursuant to the terms of his employment agreement, Mr. Peters received a severance payment in the amount of $742,900 and in consideration for his agreement to resign from the board of directors, the exercise period of his options was extended and his unvested options became fully vested. “Potential Payments Upon Termination or Change-in-Control” below.

Indemnification Agreements. We also entered into indemnification agreements with all our directors, the Chief Executive Officer and, the Chief Financial Officer of the Company.

Stock Ownership Guidelines. We do not have stock ownership requirements for any executive or other employee or director.

Compensation of Executive Officers.

Chief Executive Officer and President. The base salary of Brian Grimes, our Chief Executive Officer and President, was $185,000 for 2006. This amount was determined and approved by the Compensation Committee through arms-length negotiations with Mr. Grimes of his employment agreement during the third quarter of 2006 following his promotion from Chief Financial Officer. This represented an increase of 22.7% from Mr. Grimes’ base salary for 2006 as Chief Financial Officer and 27.6% from his base salary in 2005. The increase was determined after considering the additional duties to be assumed by Mr. Grimes, his level of experience, and his prior job performance and his anticipated aptitude for the position.

Although new performance targets were established by the Compensation Committee and management following the change of direction from our aggressive growth strategy to a more tempered growth strategy, due to a variety of factors, Coast Bank failed to obtain any of the performance targets. Accordingly, no performance bonuses were awarded to Mr. Grimes. Further, no discretionary bonuses were awarded to Mr. Grimes in 2006 because of the relatively short-term that he had spent in the position of Chief Executive Officer. The Compensation Committee determined that the increase in base salary during 2006 provided him a significant increase in compensation and was sufficient to provide for the Company’s short-term objectives.

The amounts included in this Option Awards column of the Summary Compensation Table below represent the compensation expense we recorded in 2006 associated with stock options granted to Mr. Grimes in 2006 along with previously granted options which vested in 2006. The award reflected the Compensation Committee’s desire to provide long-term incentives to Mr. Grimes.

Chief Operating Officer. The base salary of Anne Lee, our Chief Operating Officer, was $150,000 for 2006. This amount was determined and approved by the Compensation Committee through arms-length negotiations with Ms. Lee of her employment agreement during the third quarter of 2006 following her promotion to Chief Operating Officer. This represented an increase of 15.4% from Ms. Lee’s base salary for 2006 and 20.0% from her base salary in 2005. The increase was determined after considering the additional duties to be assumed by Ms. Lee, her level of experience, her prior job performance and her ability to continue to act as the Executive Vice President/Retail Banking.

Although new performance targets for Coast Bank were not obtained and no performance bonus was granted to Ms. Lee, the Compensation Committee awarded a discretionary bonus to her in the amount of $30,000 for her performance in 2006. This discretionary bonus was awarded due to her extraordinary efforts in successfully planning, opening, and operating 8 new branches in 2006. The Compensation Committee noted her strong performance in the continued opening of new branches while taking the additional responsibilities associated with her promotion during 2006. The bonus reflects her valuable contributions.

The amounts included in this Option Awards column of the Summary Compensation Table below represent the compensation expense we recorded in 2006 associated with stock options granted to Ms. Lee in 2006 along with previously granted options which vested in 2006.

Chief Financial Officer. The base salary of Justin Locke, our Chief Financial Officer, was $110,000 for 2006. This amount was determined and approved by the Compensation Committee during the third quarter of 2006 following his promotion from Controller. This represented an increase of 22.2% from Mr. Locke’s base salary for 2006 as Controller and 46.7% from his base salary in 2005. The increase was determined after considering the additional duties to be assumed by Mr. Locke, his level of experience, and his prior job performance.

No bonuses were awarded to Mr. Locke in 2006 because of the relatively short-term that he had spent in the position of Chief Financial Officer. The Compensation Committee determined that the increase in base salary during 2006 provided him a significant increase in compensation and was sufficient to provide an incentive to him for working towards the Company’s short-term objectives.

The amounts included in this Option Awards column of the Summary Compensation Table below represent the compensation expense we recorded in 2006 associated with stock options granted to Mr. Locke in 2006 along with previously granted options which vested in 2006. These awards reflected the Compensation Committee’s desire to provide long-term incentives to Mr. Locke.

Former Chief Executive Officer and President. The base salary of Brian Peters, our former Chief Executive Officer and President, was $232,900 until his resignation in 2006. This amount was determined and approved by the Compensation Committee during the first quarter of 2006. This represented an increase of 1.3% from Mr. Peters’ base salary for 2005. The increase was determined after considering the high level of compensation being paid to Mr. Peters and his implementation of the Company’s growth strategy during 2005. During 2006, Mr. Peters resigned from his position for the Company and Coast Bank and he received the severance payments set forth in the section “Potential Payments Upon Termination or Change-in-Control”. The amounts included in this Option Awards column of the Summary Compensation Table below represent the compensation expense we recorded in 2006 associated with previously granted options granted to Mr. Peters which vested in 2006.

Other Named Executive Officers. The base salary of Jim Dugger, our Executive Vice President/Consumer Lending, was $120,000 for 2006. This amount was determined and approved by the Compensation Committee in the first quarter of 2006. This represented an increase of 20.0% from his base salary in 2005. The increase was determined after conducting Mr. Dugger’s annual review of individual performance as well as compensation factors discussed above. Mr. Dugger was awarded a cash bonus of $18,000 during 2006 based on his individual level of accomplishment as well as meeting the Company’s expectations. The amounts included in this Option Awards column of the Summary Compensation Table below represent the compensation expense we recorded in 2006 associated with stock options granted to Mr. Dugger in 2006 along with previously granted options which vested in 2006. Mr. Dugger’s base salary, bonuses, and options were recommended by the Chief Executive Officer.

The base salary of Paul Nidasio, our Executive Vice President/Chief Credit Officer, was $125,000 for 2006. This amount was determined and approved by the Compensation Committee in the first quarter of 2006. This is Mr. Nidasio’s starting salary. Mr. Nidasio was awarded a cash bonus of $7,500 during 2006 based on his individual level of accomplishment as well as meeting the Company’s expectations. The amounts included in this Option Awards column of the Summary Compensation Table below represent the compensation expense we recorded in 2006 associated with stock options granted to Mr. Nidasio in 2006 along with previously granted options which vested in 2006. Mr. Nidasio’s base salary, options, and bonuses were recommended by the Chief Executive Officer.

The base salary of Phil Coon, our former Executive Vice President/Residential Lending, was $104,000 for 2006. This amount was determined and approved by the Compensation Committee in the first quarter of 2006. This represented an increase of 4.0% from his base salary in 2005. The increase was determined after conducting Mr. Coon’s annual review of individual performance as well as compensation factors discussed above. Mr. Coon was terminated from Coast Bank on February 17, 2007, and no bonuses were awarded to him. The amounts included in this Option Awards column of the Summary Compensation Table below represent the compensation expense we recorded in 2006 associated with stock options granted to Mr. Coon in 2006 along with previously granted options which vested in 2006. Mr. Coon, however, did receive substantial commission-based compensation based on the aggregate dollar value of real estate loans originated by the mortgage banking department.

Compensation of Executive Officers

The following summary compensation table sets forth the cash and non-cash compensation paid to or accrued for each person who served as Company’s President and Chief Executive Officer and for each executive officer of the Company or its subsidiaries and certain other individuals whose total compensation exceeded $100,000 for the fiscal year ended December 31, 2006 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position (1)	Year	Salary	Bonus	Option Awards (2)	All Other Compensation(3)	Total
Brian F. Grimes	2006	$165,815	$0	$31,530	$19,208	$216,552
President and Chief Executive Officer
Justin D. Locke	2006	96,465	0	13,907	9,356	119,728
Executive Vice President/ Chief Financial Officer
Anne V. Lee	2006	138,750	30,000	22,524	17,386	208,661
Chief Operating Officer/ Executive Vice President/Retail Banking Manager of Coast Bank
James V. Dugger	2006	141,715	18,000	22,002	17,427	199,144
Executive Vice President Consumer Lending Manager Coast Bank (4)
Paul J. Nidasio	2006	109,731	7,500	10,638	6,897	134,766
Executive Vice President/ Chief Credit Officer of Coast Bank
Philip W. Coon	2006	103,923	0	17,647	281,185	434,208
Executive Vice President/ Residential Lending Manager Coast Bank
Brian P. Peters	2006	134,143	0	138,563	753,119	1,025,825
Former President and Chief Executive Officer

(1)	The listed positions are those held as of December 31, 2006, except for Mr. Peters who resigned as our President and Chief Executive Officer on July 17, 2006. Mr. Coon’s employment with Coast Bank was discontinued on February 7, 2007.
(2)	The amounts recorded in this column represents the dollar amount, without any reduction for risk of forfeiture, recognized for financial reporting purposes for the fiscal year ended December 31, 2006 of grants of options to each of the Named Executive Officers, calculated in accordance with the provisions of SFAS 123(R). Accordingly, these values reflect stock option awards expensed in 2006 and includes portions of awards made over several years that vested during 2006. This means that these amounts will be difficult to compare with prior proxy statements. In calculating option award values, the grant date fair value of stock option awards expensed in 2006 was determined on the assumption set forth below:

	Assumptions
Grant Dates	Expected Volatility (%)	Expected Dividend Yield (%)	Risk-Free Investment Rate (%)	Exercise Price ($)	Expected Term (Years)
01/20/2004	16.84%	0.00%	4.33%	$13.25	6.5
04/19/2005	4.53	0.00	4.34	17.35	6.5
10/11/2005	4.53	0.00	4.55	15.60	6.5
12/29/2006	16.96	0.00	4.70	16.44	6.0

(3)	The amounts reported in this column reflect, for each Named Executive Officer, the sum of (a) the incremented cost to the Company of all prerequisites and other personal benefits, (b) the dollar value of life insurance premiums paid by the Company, (c) matching contributions made by the Company, (d) severance payments paid, and (e) commissions paid. The following table sets forth the various components of the other compensation paid to each Named Executive Officer:

Name	Prerequisites and Other Personal Benefits	Life Insurance Premiums	Matching Contributions	Severance Payments	Commissions	Total
Brian F. Grimes	$7,950	$8,651	$2,606	$0	$0	$19,208
Justin D. Locke	5,200	3,381	775	0	0	9,356
Anne V. Lee	7,000	8,765	1,621	0	0	17,386
James V. Dugger	7,100	8,201	2,126	0	0	17,427
Paul J. Nidasio	5,500	454	943	0	0	6,897
Philip W. Coon	6,600	5,056	1,872	0	267,657	281,185
Brian P. Peters	5,250	4,969	0	742,900	0	753,119

The following table details all equity-based awards granted to each of the Named Executive Officers in 2006. The Company did not grant any non-equity based plan awards in 2006.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	Approval Date (1)	All Other Option Awards Number of Securities Underlying Options (#) (2)	Exercise Price of Option Awards ($)(2)	Grant Date Fair Value of Option Awards ($) (3)
Brian F. Grimes	12/29/2006	12/19/2006	17,500	$16.44	$85,925
Justin D. Locke	12/29/2006	12/19/2006	10,000	16.44	49,100
Anne V. Lee	12/29/2006	12/19/2006	15,000	16.44	73,650
James V. Dugger	12/29/2006	12/19/2006	10,000	16.44	49,100
Paul J. Nidasio	12/29/2006	12/19/2006	10,000	16.44	49,100
Philip W. Coon	12/29/2006	12/19/2006	10,000	16.44	49,100

(1)	Under the Company’s existing policies, stock option grants to employees, if any, are to be made on an annual basis. The Compensation Committee approves all such options, and grants are to be made to employees on a subsequent date previously established under the Company’s existing policies. Similar policies have been adopted for grants of options as part of an initial compensation package to new employees.
(2)	The exercise price for the stock option grants to each of the Named Executive Officers was the closing market price on the date of grant. These options were granted to employees under the Coast Financial Holdings, Inc. 2006 Stock Incentive Plan. The material terms of all options granted employees during the 2006 fiscal year are as follows: (i) all options are incentive stock options, (ii) all have an exercise price equal to the fair market value on the date of grant, (iii) all have a ten year term and one-fifth are vested immediately and the remainder vest on a cumulative basis for one-fifth of the shares covered thereby on the anniversary of grant, (iv) no option is exercisable more than three months following the termination of employment (except in the case of disability, in which case such options will be exercisable for up to one year thereafter and in change of control circumstances), and (v) all options are otherwise subject to the terms of the plan under which they were granted.

(3)	The applicable assumptions for determining the grant date fair value of the option awards are described in footnote 2 to the Summary Compensation Table.

Please note that the amounts reported in the 2006 Summary Compensation Table for these awards may not represent the amounts that the Named Executive Officers will actually realize from the awards. Whether, and to what extent, a Named Executive Officer realizes values will depend on the Company’s actual operating performance, stock price fluctuations and the Named Executive Officer’s continued employment.

The following table sets forth information regarding the outstanding equity-based awards held by each of the Named Executive Officers as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2006

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Brian F. Grimes	5,000 15,000 5,000 3,500	— — 2,500 14,000	(1) (2)	10.50 13.25 15.60 16.44	09/19/2013 01/20/2014 10/11/2015 12/29/2016

Justin D. Locke	1,333 2,000	667 8,000	(1) (3)	15.60 16.44	10/11/2015 12/29/2016

Anne V. Lee	5,000 10,000 2,500 3,000	— — 1,250 12,000	(1) (4)	10.50 13.25 15.60 16.44	09/19/2013 01/20/2014 10/11/2015 12/29/2016

James V. Dugger	3,333 2,500 2,000	1,667 1,250 8,000	(5) (1) (4)	17.35 15.60 16.44	04/19/2015 10/11/2015 12/29/2016

Paul J. Nidasio	2,000	8,000	(4)	16.44	12/29/2016

Philip W. Coon	3,000 20,000 2,500 2,000	— — 1,250 8,000	(1) (4)	10.00 13.25 15.60 16.44	08/17/2011 01/20/2014 10/11/2015 12/29/2016

Brian P. Peters	3,000 20,000 15,000	— — —		10.50 13.25 15.60	08/17/2011 01/20/2014 10/11/2015

(1)	These options were granted on October 11, 2005 and vest on October 11, 2007.
(2)	These options were granted on December 29, 2006 and vest as follows: 3,500 on December 29, 2007, 3,500 on December 29, 2008, 3,500 on December 29, 2009, and 3,500 on December 29, 2010.
(3)	These options were granted on December 29, 2006 and vest as follows: 2,000 on December 29, 2007, 2,000 on December 29, 2008, 2,000 on December 29, 2009, and 2,000 on December 2010.
(4)	These options were granted on December 29, 2006 and vest as follows: 3,000 on December 29, 2007, 3,000 on December 29, 2008, 3,000 on December 29, 2009, and 3,000 on December 29, 2010.
(5)	These options were granted on April 19, 2005 and vested on April 19, 2007.

The following table sets forth information regarding the value of options exercised during the fiscal year ended December 31, 2006.

2006 OPTIONS EXERCISED AND STOCK VESTED

Name	Number of Shares Acquired on Exercise (#)	Value Realized On Exercise ($) (1)
Brian F. Grimes	0	$0
Justin D. Locke	0	0
Anne V. Lee	0	0
James V. Dugger	0	0
Paul J. Nidasio	0	0
Philip W. Coon	0	0

(1)	Represents market price received upon exercise less the exercise price.

Potential Payments Upon Termination or Change-in-Control. The Company has entered into employment agreements or change-in-control agreements with certain of its Named Executive Officers pursuant to which they would be eligible to receive severance payments and other benefits upon termination of employment or a change-in-control of the Company.

Benefits and Payments Upon Termination	Voluntary Termination ($)	Without Cause/ For Good Reason Termination ($)	Without Cause/ For Good Reason Termination Following Change-in-Control ($)	Death/Disability Or Retirement ($)
Brian F. Grimes
Salary and Bonus	—	$555,000	$553,150	—
Accelerated Option Vesting (1)	—	2,100	2,100	$2,100
Tax Gross-up	—	—	135,012	—

Total	—	$557,100	$690,262	$2,100

Anne V. Lee
Salary and Bonus	—	$450,000	$448,500	—
Accelerated Option Vesting (1)	—	1,050	1,050	$1,050
Tax Gross-up	—	—	109,912	—

Total	—	$451,050	$559,462	$1,050

Justin D. Locke
Salary and Bonus	—	—	$165,000	—
Accelerated Option Vesting (1)	—	—	560	—

Total	—	—	$165,560	—

James V. Dugger
Salary and Bonus	—	—	$207,000	—
Accelerated Option Vesting	—	—	—	—

Total	—	—	$207,000	—

Paul J. Nidasio
Salary and Bonus	—	—	$187,500	—
Accelerated Option Vesting	—	—	—	—

Total	—	—	$187,500	—

Brian P. Peters (2)
Salary and Bonus	—	—	$742,900	—
Accelerated Option Vesting	—	—	105,830	—

Total	—	—	$848,730	—

Philip W. Coon (3)
Salary and Bonus	—	—	—	—
Accelerated Option Vesting (1)	—	—	$1,050	—

Total	—	—	$1,050	—

(1)	Option value estimated as the difference between the closing stock price at December 31, 2006 and the applicable exercise price of the unvested options.
(2)	Represents actual payments made and option expenses recorded upon Mr. Peters’ termination on July 17, 2006.
(3)	Mr. Coon’s employment with Coast Bank was terminated effective February 7, 2007 and he is no longer entitled to receipt of any such potential payments upon a change-in-control.

Director Compensation

Directors of the Company also are directors of Coast Bank. During 2006, as compensation for the services performed by them, all non-employee directors of the Company received: (a) an annual retainer fee of $12,000, (b) an additional retainer fee of $2,400 for the chairman of each of the Audit Committee, Compensation Committee, Corporate Governance Committee, and Executive Committee (collectively, the “Board Committees”), and (c) an additional retainer fee of $2,400 for each member of each of the Board Committees, including their chairman. All directors also receive reimbursement of travel expenses incurred in connection with board and committee meeting attendance. No meeting attendance fees are paid to the directors.

Director fees are paid on a quarterly basis and each director is permitted to select whether they wish to receive their fees in cash or in options. Stock options issued as payment for the directors fees will be valued based on the Black-Scholes option pricing model. The election of the form of payment for the director fees must be made annually by each director and no change in the form of payment is permitted during the year.

James K. Toomey, Chairman of the Board, declined to receive any compensation during 2006 for his service as director or as a chairman or member of any Board Committee.

2006 Director Compensation Table

Director (1)	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)	Total ($)
James K. Toomey	—	—	—
Joseph Gigliotti	3,600	10,199	13,799
Kennedy Legler III	4,200	13,198	17,398
Thomas M. O’Brien	3,600	10,799	14,399
John R. Reinemeyer	16,800	—	16,800
Michael T. Ruffino	4,800	14,401	19,201
M. Alex White	4,800	14,401	19,201
Paul Nobbs	—	12,598	12,598

(1)	Does not include directors who also serve as officers of the Company or Coast Bank. Employee directors do not receive compensation for their service on the board of directors.
(2)	Compensation for the fourth quarter payable to directors has been deferred.

Compensation Committee Interlocks and Insider Participation

During the 2006 fiscal year, Messrs. Legler, Ruffino, Reinemeyer and White served on the Compensation Committee and none of such individuals is, or has been, an officer or an employee of the Company or Coast Bank.

Compensation Committee Report

On behalf of the Board of Directors, the Compensation Committee oversees the administration and development of the Company’s compensation program for officers and key employees of senior management. As part of its responsibilities, the Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Amendment No. 1 to our Form 10-K for the fiscaly year ended December 31, 2006. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Amendment No. 1.

This report is respectfully submitted by the Compensation Committee:

Michael T. Ruffino, Chairman

Kennedy Legler III

John R. Reinemeyer

M. Alex White

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Equity Compensation Plan Information

The amended and restated 2003 Coast Financial Holdings, Inc. Stock Option Plan, the Coast Financial Holdings, Inc. 2005 Stock Incentive Plan, and the Coast Financial Holdings, Inc. 2006 Stock Incentive Plan (collectively, the “Stock Plans”) are the only equity compensation plans currently maintained by the Company. Each of these plans were approved by the Company’s shareholders. The following table sets forth the number of Common Shares subject to outstanding stock options, the weighted average exercise price of outstanding stock options, and the number of shares remaining available for future grants as of December 31, 2006.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants. and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	586,178	(1)	$14.32	354,165	(2)

Equity compensation plans not approved by security holders	0		0	0

Total	586,178		$14.32	354,165

(1)	Represents shares issuable pursuant to outstanding options under the Stock Plans.
(2)	Represents the shares of common stock which may be issued pursuant to future awards under the Stock Plans.

Our Stock Plans provide for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Shares as of April 15, 2007 by: (a) each person known by us to beneficially own 5% or more of the Company’s common shares, (b) each director of the Company and each Named Executive Officer of the Company, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all of the common shares owned by them.

Name of Beneficial Owner	Current Beneficial Ownership
	Number (1)	Percentage (2)
Directors and Named Executive Officers

James K. Toomey (3)	351,599	5.4%
Brian F. Grimes (4)	37,500	*
Philip W. Coon (5)	37,900	*
James V. Dugger (6)	9,500	*
Joseph Gigliotti (7)	66,132	1.0%
Anne V. Lee (8)	22,815	*
Kennedy Legler, III (9)	54,715	*
Justin D. Locke (10)	3,723	*
Paul Nidasio (11)	2,000	*
Thomas M. O’Brien (12)	55,630	*
Brian P. Peters (13)	41,500	*
John R. Reinemeyer (14)	48,622	*
Michael T. Ruffino (15)	58,680	*
M. Alex White (16)	14,448	*
All directors and executive officers as a group (14 persons) (17)	804,764	11.0%

Other Beneficial Holders

St. Denis J. Villere & Company L.L.C. (18)	1,086,059	16.7%

Oz Management, LLC/Daniel S. Och (19)	577,683	8.9%

Private Capital Management, LP(20)	473,300	7.3%

*	Less than 1%
(1)	For purposes of this table, a person is deemed to be the beneficial owner of a security if he or she (a) has or shares voting power or dispositive power with respect to such security, or (b) has the right to acquire such ownership within sixty days. “Voting power” is the power to vote or direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest in such shares.
(2)	In calculating the percentage ownership or percent of equity vote for a given individual or group, the number of Common Shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.
(3)

Includes (a) 20,525 common shares held by Mr. Toomey’s spouse as custodian for minor children, as to which Mr. Toomey disclaims any beneficial ownership, (b) 70,000 common shares owned by Tectonics, Inc., a family-owned corporation in which Mr. Toomey and his spouse own 38.2% of the outstanding equity interests and for which Mr. Toomey serves as a director and his spouse serves as the president, and by reason thereof Mr. Toomey may be deemed to be the beneficial owner of such shares, and (c) currently exercisable options to purchase 26,000 common shares. 224,000 of these shares of common stock are pledged as a security. Mr. Toomey’s address is 6425 28th Avenue East, Bradenton, FL 34208.

(4)	Includes currently exercisable options to purchase 28,500 common shares.
(5)	Includes (a) 200 Common Shares owned by, and currently exercisable options to purchase 2,466 common shares held by, Mr. Coon’s spouse and (b) currently exercisable options to purchase 36,750 common shares.
(6)	Includes currently exercisable options to purchase 9,500 common shares.
(7)	Includes currently exercisable options held by such person to purchase 29,932 common shares.
(8)	Includes current exercisable options to purchase 20,500 common shares.
(9)	Includes currently exercisable options to purchase 30,605 common shares.
(10)	Includes currently exercisable options to purchase 3,333 common shares.
(11)	Includes currently exercisable options to purchase 2,000 common shares.
(12)	Includes (a) 13,000 common shares owned by C&D Fruit & Vegetable, a company in which Mr. O’Brien is the President and a majority owner; and by reason of his position and ownership, Mr. O’Brien may be deemed the beneficial owner of those shares (b) 1,100 common shares held by Mr. O’Brien’s spouse, to which Mr. O’Brien disclaims any beneficial ownership, and (c) currently exercisable options to purchase 30,065 common shares.
(13)	Includes currently exercisable options to purchase 38,000 common shares.
(14)	Includes (a) 20,000 common shares owned by Reinemeyer Data Centers, Inc., a company in which Mr. Reinemeyer is the President and co-owner with his spouse; and by reason of his position and ownership, Mr. Reinemeyer may be deemed the beneficial owner of those shares, and (b) currently exercisable options to purchase 27,622 common shares.

(15)	Includes (a) 12,800 common shares held by Mr. Ruffino’s spouse, to which Mr. Ruffino disclaims any beneficial ownership, and (b) currently exercisable options to purchase 30,880 common shares.
(16)	Includes currently exercisable options to purchase 9,258 common shares.
(17)	Includes currently exercisable options to purchase 313,695 common shares.
(18)	Based on information provided in Schedule 13G/A filed on April 4, 2007 by St. Denis J. Villere & Company, LLC (“SDV”). The business address of SDV is 601 Poydras Street, Suite 1808, New Orleans, LA 70130.
(19)

Based on information provided in Amendment No. 2 to Schedule 13G filed on February 14, 2007, Mr. David S. Och and OZ Management LLC (“OZ”) may be deemed to own 577,683 common shares, including 547,377 common shares owned by OZ Master Fund, Ltd. (“OZMD”). Mr. Och is the Senior Managing Member of OZ, which company serves as an investment manager to a number of investment accounts over which it has voting and disposition authority, including these shares owned by OZMD. The business address of (a) Mr. Och and OZ is: 9 West 57th Street, 39th Floor, New York, NY 10019, and (b) OZMD is c/o Goldman Sachs (Cayman) Trust, Limited, P. o. Box 896, G.T. Harbour Centre, Second Floor, North Church Street, Grand Cayman, Cayman Islands.

(20)	Based on information provided in Schedule 13G filed with the SEC on February 14, 2007, by Private Capital Management, L.P. (“PCM”). The business address of PCM is 8889 Pelican Bay Boulevard, Suite 500, Naples, Fl 34108.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The Company, through its banking subsidiary, has had, and expects to have in the future, various loans and other banking transactions in the ordinary course of business with the directors, executive officers, and principal shareholders (or associates of such person) of Coast Bank and the Company. All such transactions: (i) have been and will be made in the ordinary course of business; (ii) have been and will be made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with unrelated persons; and (iii) in the opinion of management do not and will not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 2007 and 2006, the total dollar amount of extensions of credit to directors and executive officers identified above and principal shareholders of the Company identified below, and their associates were approximately $9,710,000 and $8,580,000, respectively, which represented approximately 13.2% and 15.0%, respectively, of total shareholders’ equity for each year.

Under the Company’s policies, the Company is required to conduct, on an ongoing basis, a review of all “related party transactions” for potential conflicts of interests and all such transactions must be approved by the Audit Committee or another independent body of the board of directors. For these purposes “related party transactions” are those identified in Item 404 of Regulation S-K.

Outside of normal customer relationships and except as described herein, none of the directors or officers of the Company, and no shareholder holding over 5% of the Company’s common shares or preferred shares and no corporations or firms with which such persons or entities are associated, currently maintains or has maintained since the beginning of the last fiscal year, any significant business or personal relationship with the Company or Coast Bank, other than such as arises by virtue of such position or ownership interest in the Company.

Director Independence

Under our Corporate Governance Guidelines, a majority of our Board of Directors is required to be comprised of independent directors. In general, our Board of Directors determines independence on the basis of standards established under Nasdaq rules.

The Nasdaq rules provide that a director will not qualify as independent unless the Board affirmatively determines that the director has no material relationship with the Company that would interfere with the exercise of his or her independent judgment. Subject to some exceptions, the Nasdaq rules generally provide that a director will not be independent if:

•	the director is, or in the past three years has been, employed by the Company or any of its subsidiaries;

•	the director has an immediate family member who is, or in the past three years has been, an executive officer of the Company or any of its subsidiaries;

•

the director or a member of the director’s immediate family has received payments from the Company of more than $60,000 during the current or any of the past three fiscal years, other than for service as a director or in connection with deposits made with, or loans made by Coast Bank, the Company’s wholly-owned subsidiary, to such persons in the ordinary course of business;

•

the director or a member of the director’s immediate family is a current partner of Hacker, Johnson & Smith, P.A. (“HJS”), our independent auditors, or is, or in the past three years, has been, employed by HJS in a professional capacity and worked on the Company’s audit;

•

the director or member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where the Company’s executive officer serves on the compensation committee; or

•

the director or a member of the director’s immediate family is a partner in, or a controlling shareholder or an executive officer of, an entity that makes payments to or receive payments from the Company in an amount which, in any fiscal year during the past three years, exceeds the greater of $200,000 or 5% of the other entity’s consolidated gross revenues.

Our board of directors and the Corporate Governance Committee evaluates the relationships between each director (or his or her immediate family members and related interests) and the Company and Coast Bank to determine compliance with the Nasdaq rules described above. Based on that review, the board of directors has affirmatively determined, upon the recommendation of the Corporate Governance Committee, that every director, other than Mr. Grimes and Ms. Lee, is independent under these standards.

The Board of Directors has established four committees to assist it in fulfilling its responsibilities:

•	the Audit Committee (comprised of Messrs. Legler, Reinemeyer, Toomey and White),

•	the Compensation Committee (comprised of Messrs. Legler, Reinemeyer, Ruffino, and White),

•	the Corporate Governance Committee (comprised of Messrs.Gigliotti, O’Brien and Ruffino), and

•	the Executive Committee (comprised of Messrs. Legler, Grimes, Ruffino, Toomey and White).

All of the members of the committees are nominated by the Corporate Governance Committee and appointed by the board of directors. Members of these committees are elected annually at the board of directors’ meeting following the annual meeting of shareholders. Each of these committees, except for the Executive Committee, is composed entirely of independent directors and operates under a charter approved by the board of directors setting out the purposes and responsibilities of the committee.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Hacker Johnson & Smith, P.A., an independent registered public accounting firm has served as the Company’s auditors for the fiscal year ending December 31, 2006.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by HJS for the audit of the Company’s annual financial statements for the years ended December 31, 2006 and 2005 and fees billed for other services rendered by HJS during those periods.

	2006	2005
Audit fees (1)	$70,000	$40,000
Audit related fees (2)	$66,500	$14,000
Tax fees (3)	$7,000	$6,000
All other fees (4)	$0	$25,000

(1)	Audit fees consistent principally of audit work performed on the consolidated financial statements, as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits.
(2)	Audit related fees consisted principally of an attestation report on management’s report on internal controls, a review of our Form 10-Q’s and related press releases, and other general miscellaneous matters.
(3)	Tax fees consisted principally of assistance with tax compliance, preparation of returns, tax planning, and providing tax guidance.
(4)	“Other” services included those furnished in connection with the company’s public offering of common shares in October 2005.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approval all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, management is required to submit a list of services and related fees expected to be rendered during that year within each of four categories of services to the Audit Committee for approval.

•

Audit services include audit work performed on the financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

•

Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

•

Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent auditor’s tax personnel, including tax analysis; assisting with coordination of execution of tax related activities, primarily in the area of corporate development; supporting other tax related regulatory requirements; and tax compliance and reporting.

•

Other fees are those associated with services not captured in the other categories. The Company generally doesn’t request such services from the independent auditor. However, during 2005, the Company did retain the services of HJS to provide services in connection with the public offering of the Company’s common shares, including, among other things, a review of the financial and statistical information included in the prospectus.

Prior to engagement, the Audit Committee pre-approves independent auditor services within each category. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may be come necessary to engage the independent auditor for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor. All of the Company’s non-audit services must be approved by the Audit Committee and less than 50% of the hours expended on the auditor’s engagement were performed by persons other than the auditor’s full-time permanent employees.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decision to the Audit Committee at its next scheduled meeting.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1	—	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

3.2	—	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

4.1	—	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

10.1	—	Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian F. Grimes, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.2	—	Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Anne V. Lee, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.3	—	Indemnification Agreement, dated July 26, 2006, by and between Coast Financial Holdings, Inc. and Anne V. Lee, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.4	—	Coast Financial Holdings, Inc. Form of Indemnification Agreement entered into with each of the Company’s directors, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2005.

10.5	—	Coast Financial Holdings, Inc. Amended and Restated 2003 Stock Option Plan, dated September 3, 2003, and Forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

10.6	—	Coast Financial Holdings, Inc. 2005 Stock Incentive Plan, dated May 20, 2005 (“2005 Plan”), incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 12, 2005.

10.7	—	Form of Nonqualified Stock Option Agreement and Notice of Exercise, and Form of Incentive Stock Option Agreement and Notice of Exercise, under the 2005 Plan, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2005.

10.8	—	Coast Financial Holdings, Inc. 2006 Stock Incentive Plan, dated May 16, 2006 (“2006 Plan”), together with form of Nonqualified Stock Option Agreement and Notice of Exercise and form of Incentive Stock Option Agreement and Notice of Exercise under the 2006 Plan, incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2006.

10.9	—	Indemnification Agreement, dated August 25, 2006, by and between Coast Financial Holdings, Inc. and Justin D. Locke, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2006.

10.10	—	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Justin D. Locke, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2006.

10.11	—	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Paul J. Nidasio, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2006.

10.12	—	Consulting Agreement, dated February 20, 2007, by and between Coast Financial Holdings, Inc., Coast Bank of Florida, and Tramm Hudson.*

21.1	—	Subsidiaries of the Company.*

23.1	—	Consent of Independent Auditors.*

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1	—	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2	—	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

*	Exhibit filed with Originally Filed Form 10-K

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COAST FINANCIAL HOLDINGS, INC.

Date: April 30, 2007	By:	/s/ Brian F. Grimes
Brian F. Grimes
President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ James K. Toomey	Chairman of the Board	April 30, 2007
James K. Toomey

/s/ Brian F. Grimes	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2007
Brian F. Grimes

/s/ Joseph Gigliotti	Director	April 30, 2007
Joseph Gigliotti

/s/ Kennedy Legler III	Director	April 30, 2007
Kennedy Legler III

/s/ Thomas M. O’Brien	Director	April 30, 2007
Thomas M. O’Brien

/s/ John R. Reinemeyer	Director	April 30, 2007
John R. Reinemeyer

/s/ Michael T. Ruffino	Director	April 30, 2007
Michael T. Ruffino

/s/ M. Alex White	Director	April 30, 2007
M. Alex White

/s/ Justin D. Locke	Chief Financial Officer (Principal Financial Officer)	April 30, 2007
Justin D. Locke

/s/ Anne V. Lee	Director	April 30, 2007
Anne V. Lee

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits	Sequentially Numbered Pages
3.1	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

10.1	Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian F. Grimes, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.2	Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Anne V. Lee, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.3	Indemnification Agreement, dated July 26, 2006, by and between Coast Financial Holdings, Inc. and Anne V. Lee, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.4	Coast Financial Holdings, Inc. Form of Indemnification Agreement entered into with each of the Company’s directors, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 27, 2005.

10.5	Coast Financial Holdings, Inc. Amended and Restated 2003 Stock Option Plan, dated September 3, 2003, and Forms of Nonqualified Stock Option Agreement and Incentive Stock Option Agreement, incorporated herein by reference to Exhibit 10.2 to the to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

10.6	Coast Financial Holdings, Inc. 2005 Stock Incentive Plan, dated May 20, 2005 (“2005 Plan”), incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 12, 2005.

10.7	Form of Nonqualified Stock Option Agreement and Notice of Exercise, and Form of Incentive Stock Option Agreement and Notice of Exercise, under the 2005 Plan, incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2005.

10.8	Coast Financial Holdings, Inc. 2006 Stock Incentive Plan, dated May 16, 2006 (“2006 Plan”), together with form of Nonqualified Stock Option Agreement and Notice of Exercise and form of Incentive Stock Option Agreement and Notice of Exercise under the 2006 Plan, incorporated herein by reference to Exhibit 1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2006.

Exhibit Number	Description of Exhibits	Sequentially Numbered Pages
10.9	Indemnification Agreement, dated August 25, 2006, by and between Coast Financial Holdings, Inc. and Justin D. Locke, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2006.

10.10	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Justin D. Locke, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2006.

10.11	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Paul J. Nidasio, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 1, 2006.

10.12	Consulting Agreement, dated February 20, 2007, by and between Coast Financial Holdings, Inc., Coast Bank of Florida, and Tramm Hudson.*

21.1	Subsidiaries of the Company.*

23.1	Consent of Independent Auditors.*

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

*	Exhibit filed with Originally Filed Form 10-K.