Form 10-Q
period 2007-03-31
COAST FINANCIAL HOLDINGS INC
filed 2007-05-10
CIK 1262276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date;

Common Stock, par value $5.00 per share	6,509,057 shares
(class)	Outstanding at May 3, 2007

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	March 31, 2007	December 31, 2006

	(Unaudited)
Assets
Cash and due from banks	$14,346	$13,952
Federal funds sold and securities purchased under agreements to resell	1,394	385

Cash and cash equivalents	15,740	14,337

Securities available for sale	201,646	92,013
Loans, net of allowance for loan losses of $26,818 and $25,710, respectively	566,972	562,574
Federal Home Loan Bank stock, at cost	2,219	3,035
Premises and equipment, net	27,130	27,598
Accrued interest receivable	4,192	4,119
Deferred income taxes	13,753	12,465
Other assets	2,402	3,528

Total assets	$834,054	$719,669

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$30,457	$34,345
Savings, NOW and money-market deposits	90,565	133,819
Time deposits	621,339	436,408

Total deposits	742,361	604,572

Federal Home Loan Bank advances	20,000	41,000
Other borrowings	13,404	14,108
Other liabilities	3,276	2,813

Total liabilities	779,041	662,493

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 6,509,057 and 6,509,057 shares issued and outstanding in 2007 and 2006	32,545	32,545
Additional paid-in capital	46,032	45,992
Accumulated deficit	(23,523)	(21,119)
Accumulated other comprehensive loss	(41)	(242)

Total stockholders’ equity	55,013	57,176

Total liabilities and stockholders’ equity	$834,054	$719,669

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Interest income:
Loans	$10,015	$7,044
Securities	1,221	925
Other interest-earning assets	644	292

Total interest income	11,880	8,261

Interest expense:
Deposits	7,627	4,059
Borrowings	458	179

Total interest expense	8,085	4,238

Net interest income	3,795	4,023
Provision for loan losses	1,426	133

Net interest income after provision for loan losses	2,369	3,890

Noninterest income:
Service charges on deposit accounts	142	124
Gain on sale of loans held for sale	466	409
Other service charges and fees	12	18
Other	—	13

Total noninterest income	620	564

Noninterest expenses:
Employee compensation and benefits	2,962	2,461
Occupancy and equipment	1,316	932
Data processing	290	244
Professional fees	726	199
Telephone, postage and supplies	384	312
Advertising	363	436
Other	761	357

Total noninterest expenses	6,802	4,941

Loss before income tax benefit	(3,813)	(487)
Income tax benefit	(1,409)	(173)

Net loss	$(2,404)	$(314)

Loss per share basic	$(0.37)	$(0.05)

Loss per share diluted	$(0.37)	$(0.05)

Weighted-average number of common shares outstanding, basic	6,509,057	6,506,659

Weighted-average number of common shares outstanding, diluted	6,509,057	6,506,659

Dividends per share	$—	$—

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Three Months Ended March 31, 2007 and 2006

($ in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
Balance at December 31, 2005	6,503,600	$32,518	$45,591	$(3,839)	$(507)	$73,763

Comprehensive loss:

Net loss (unaudited)	—	—	—	(314)	—	(314)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(183)	(183)

Comprehensive loss (unaudited)						(497)

Proceeds from exercise of common stock options (unaudited)	5,457	27	39	—	—	66

Share Based Compensation expense (unaudited)	—	—	44	—	—	44

Offering costs relating to 2005 common stock offering paid in 2006 (unaudited)	—	—	(150)	—	—	(150)

Balance at March 31, 2006 (unaudited)	6,509,057	$32,545	$45,524	$(4,153)	$(690)	$73,226

Balance at December 31, 2006	6,509,057	$32,545	45,992	(21,119)	(242)	$57,176

Comprehensive loss:

Net loss (unaudited)	—	—	—	(2,404)	—	(2,404)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	201	201

Comprehensive loss (unaudited)						(2,203)

Share Based Compensation expense (unaudited)	—	—	40	—	—	40

Balance at March 31, 2007 (unaudited)	6,509,057	$32,545	$46,032	$(23,523)	$(41)	$55,013

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,404)	$(314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	608	432
Provision for loan losses	1,426	133
Deferred income tax benefit	(1,409)	(173)
Amortization and accretion of discounts and premiums on securities	(88)	41
Share based compensation expense	40	44
Gain (loss) on sale of property and equipment	5	(12)
Gain on sale of loans held for sale	(466)	(409)
Originations of loans held for sale	(20,053)	(22,151)
Proceeds from sale of loans held for sale	20,519	22,560
Increase in accrued interest receivable	(73)	(450)
Decrease (increase) in other assets	1,126	(1,236)
Increase (decrease) in other liabilities	463	(251)

Net cash used in operating activities	(306)	(1,786)

Cash flows from investing activities:
Purchase of securities available for sale	(114,770)	(16,060)
Proceeds from maturities, calls and repayments of securities available for sale	5,547	5,366
Net increase in loans	(5,824)	(36,690)
Sale (purchase) of Federal Home Loan Bank stock	816	(331)
Purchase of premises and equipment	(146)	(1,329)
Proceeds from sale of property and equipment	1	1,633

Net cash used in investing activities	(114,376)	(47,411)

Cash flows from financing activities:
Net increase in deposits	137,789	28,594
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayments of Federal Home Loan Bank advances	(31,000)	—
Net (decrease) increase in other borrowings	(704)	3,635
Payment of offering costs relating to 2005 common stock offering	—	(150)
Proceeds from exercise of common stock options	—	66

Net cash provided by financing activities	116,085	32,145

Net increase (decrease) in cash and cash equivalents	1,403	(17,052)
Cash and cash equivalents at beginning of period	14,337	48,013

Cash and cash equivalents at end of period	$15,740	$30,961

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Three Months Ended March 31,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$7,544	$4,140

Income taxes	$—	$—

Noncash transactions:
Accumulated other comprehensive income (loss), net change in unrealized loss on securities available for sale, net of taxes	$201	$(183)

Transfer of loans to other assets	$—	$167

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank”) (collectively, the “Company”).

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation. The Bank offers a variety of community banking services to individual and corporate customers through its twenty banking offices located in Manatee, Pinellas, Hillsborough and Pasco Counties, Florida. Coast Financial Partners, Inc. (“CFP”), a wholly-owned subsidiary of the Bank, is an inactive corporation.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2007, the results of operations for the three month periods ended March 31, 2007 and 2006 and cash flows for the three-month periods ended March 31, 2007 and 2006. The results of operations and other data for the three -month period ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

2. Loan Impairment and Loan Losses. The Company’s construction-to-permanent loan portfolio was materially adversely affected by the downturn in the Florida real estate market and the failure of a local builder (“Builder”) with whom a substantial number of our borrowers (our “Borrowers”) had entered into contracts for the construction of their homes. Although each of Coast Bank’s construction-to-permanent residential loans (“residential construction loans”) are with Borrowers who individually own the properties on which single family dwellings are to be constructed and each Borrower is required to separately contract with builders for such construction, a significant number of Borrowers contracted with the Builder for such construction. After being advised that subcontractor and other liens had been placed on several of the existing construction projects of the Company’s Borrowers, the Builder advised the Company that it had effectively ceased operations.

Upon learning of these developments, the Company undertook a thorough review of the full residential construction loan portfolio and identified 482 residential construction loans pursuant to which our Borrowers had contracted with the Builder and its affiliates for the construction of single family dwellings (“Affected Loans”). These Borrowers were primarily purchasing these homes for investment purposes. The properties were primarily located in Charlotte and Sarasota counties. Effective December 31, 2006, these loans were determined to be impaired. The outstanding balance of these loans at March 31, 2007 was $66.9 million.

The Company has evaluated each of the Affected Loans to determine the status and progress of the construction, the amounts needed to complete construction, the draws available under the existing residential construction loans, the deficiencies if any, and the current performance of the Borrower under each loan.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Loan Impairment and Loan Losses, Continued. Based on the Company’s analysis of the residential construction loan portfolio, including the Affected Loans, as well as the impact that the current local residential real estate market conditions may have on the willingness of our borrowers to comply with their obligations, the Company recorded an additional provision to it’s allowance for loan losses of $21.0 million for the year ended December 31, 2006. Of this provision, $14.0 million was specifically allocated to the Affected Loans to reflect the increased risk associated with these loans. The remaining provision was related to residential construction loans that had similarities in product, primarily related to the investment purpose of the financing by borrowers. The builders for these similar loans are currently performing and the related provision was made in light of the recent local residential real estate market conditions. At March 31, 2007, the Company had outstanding balances of approximately $136.9 million of residential construction loans, including the Affected Loans, where the construction was for investment purposes. For any loan where the Borrower defaults on their loan agreement, Coast Bank intends to pursue any or all remedies available pursuant to the loan documents and applicable Federal and State laws, including foreclosure and pursuit of deficiencies. The defaults may also be reported to the credit bureaus.

For the quarter ended March 31, 2007 the Company recorded a provision to it’s allowance for loan losses of $1.4 million. A significant portion of this provision was for a single commercial real estate loan in the process of foreclosure. The bank took the additional provision on this loan in recognition of the depressed real estate market for such properties. However, since March 31, 2007, Coast Bank has entered into an agreement with this borrower to forbear payments for one year to continue development of this property subject to certain milestones under the agreement, and an up-front payment of $370,000.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at beginning of period	$25,710	$3,146
Provision for loan losses	1,426	133
Net, (charge-offs) and recoveries	(318)	(8)

Balance at end of period	$26,818	$3,271

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued. Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Balance at end of period	$70,963	$502

Total related allowance for losses	$14,632	$502

Average investment in impaired loans	$70,760	$610

Interest income recognized on impaired loans	$780	$—

Interest income received on impaired loans	$—	$—

Nonaccrual and past due loans were as follows (in thousands):

	At March 31,
	2007	2006
Nonaccrual loans	$38,139	$922
Past due ninety days or more, still accruing	—	—

	$38,139	$922

At March 31, 2007, of the $38.1 million of nonaccrual loans, $30.8 million represents the nonaccrual balance of the Affected Loan portfolio. With these loans, the borrower had authorized Coast Bank to deduct interest from the Loans in Process (“LIP”) account throughout the time of construction. When the builder ceased operations, Coast Bank notified the borrowers that the bank would no longer deduct interest from the LIP account. March 1, 2007 was the first time borrowers were expected to pay interest rather than deducting it from LIP. The $30.8 million nonaccrual balance for these loans is for borrowers that Coast Bank did not receive the March 1, 2007 interest payment as of March 31, 2007.

3. Stock Compensation Plans. The Company adopted stock option plans in 2003, 2005 and on May 16, 2006 for certain key employees and directors of the Company. A total of 968,000 shares of common stock have been reserved under these plans. 361,084 shares remain available for grant at March 31, 2007. The exercise price of the stock options granted under these plans must at least equal the fair value of the common stock at the date of grant. Options granted to employees prior to December 29, 2006 generally have ten year terms and one third vest immediately with the remaining vesting over two years. Options granted on December 29, 2006 and thereafter generally have ten year terms and twenty percent vest immediately with the remaining vesting over four years. The options issued to directors generally are fully vested on the date of grant and have ten year terms.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Stock Compensation Plans, Continued. The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	4.74%	4.58%
Expected dividend yield	—%	—%
Expected volatility	16.83%	4.30%
Expected life in years	6.00	6.50
Per share fair value of options at grant date	$4.85	$4.26

As part of its adoption of SFAS 123R, the Company examined its historical pattern of option exercises in an effort to determine if there was any pattern based on certain employee populations. From this analysis, the Company could not identify any patterns in the exercise of options. As such, the Company used the guidance in Staff Accounting Bulletin No. 107 to determine the estimated life of options issued subsequent to the adoption of SFAS 123R.

Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term((vesting term and original contractual term)/2). Prior to 2006 the expected volatility was based on industry standards, however, in 2006 it is based on the Company’s historical volatility. The risk-free interest rates are based on U.S. Treasury strips in effect at the time of grant. The expected dividend yield assumption is based on the Company’s history and expectation of dividend payments.

A summary of stock option transactions follows:

	Number of Shares	Average Per Share Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	586,178	$14.32
Granted	14,000	16.23
Expired	(20,919)	16.25

Outstanding at March 31, 2007	579,259	$14.29	7.4	$—

Exercisable at March 31, 2007	467,529	$13.81	5.9	$—

There were no options exercised during the three months ended March 31, 2007. At March 31, 2007, there was approximately $430,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 43 months. The total fair value of shares vesting and recognized as compensation expense was approximately $40,000 for the three months ended March 31, 2007.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Regulatory Capital. The Holding Company and Coast Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2007 of the regulatory capital requirements and the Holding Company’s and Coast Bank’s actual capital on a percentage basis:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of March 31, 2007:
Total capital (to Risk-Weighted Assets)
Consolidated	$50,189	8.34%	$48,144	8.00	N/A	N/A
Bank	48,487	8.07	48,038	8.00%	60,047	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	42,442	7.05	24,072	4.00	N/A	N/A
Bank	40,742	6.78	24,019	4.00	36,028	6.00

Tier I Capital (to Average Assets):
Consolidated	42,442	5.53	30,707	4.00	N/A	N/A
Bank	40,742	5.31	30,696	4.00	38,370	5.00

At March 31, 2007, Coast Bank met the definition of an “adequately capitalized” institution, with a Total Risk Based Capital of 8.07%, a Tier I Risk Based Capital of 6.78%, and a Leverage Ratio of 5.31%.

5. Earnings (loss) Per Share. Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not considered dilutive securities for the three month periods ended March 31, 2007 and March 31, 2006 due to the net losses incurred by the Company.

6. Recent Loan Developments. On January 19, 2007, we reported that we had been advised of circumstances that were reasonably likely to have a material adverse impact on our construction-to-permanent residential loan portfolio. Although each of Coast Bank’s residential construction loans are with Borrowers who individually own the properties on which single family dwellings are to be constructed and each Borrower is required to separately contract with builders for such construction, a significant number of Borrowers hired the Builder for such construction. In December, 2006, the Company was advised that a large number of subcontractor and other liens started to be placed on several of the existing construction projects of the Company’s Borrowers. In late December, 2006, the Builder advised the Company that it had effectively ceased operations.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Recent Loan Developments, continued. Coast Bank has established a committee, consisting of senior management and bank counsel to evaluate and implement its strategy related to the resolution of the Affected Loans. At the direction of this committee, Coast Bank has established a centralized call center to facilitate discussions with the Borrowers represented in this portfolio. Coast Bank is in the process of working with the borrowers to establish the appropriate course of action related to their transaction and is actively providing information to the Borrowers to assist in this process. If, however, any Borrower fails to perform on their loan agreement, Coast Bank has, and intends to continue, pursuing any or all remedies available pursuant to the loan documents and applicable Federal and State laws, including foreclosure and pursuit of deficiencies. The defaults may also be reported to the credit bureaus.

The following table illustrates the current approximate completion progress of the Affected Loans at May 3, 2007 ($ in thousands):

	Count	$ Outstanding	$ Undisbursed
Construction
Lot Only	187	$15,637	$28,519
10% to 90% Complete	114	18,537	9,366
Over 90% Complete	141	28,259	1,180

	442	62,433	39,065

Modified to Permanent Financing
Completed House	15	$2,896	$—
Lot	16	1,478	—

	31	4,374	—

OREO	3	$528	$—
Paid-Off	6	—	—

	482	67,335	39,065

The following table illustrates the payment performance of the 442 Affected Loans that are construction financed at May 3, 2007 ($ in thousands):

	Current			Nonaccrual
Construction	Count	Outstanding Balance	Undisbursed Balance	Count	Outstanding Balance	Undisbursed Balance
Lot Only	87	$7,383	$13,893	100	$8,254	$14,626
10% to 90% Complete	46	8,081	3,761	68	10,456	5,605
Over 90% Complete	56	10,987	481	85	17,272	699

	189	$26,451	$18,135	253	$35,982	$20,930

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Recent Loan Developments, continued. The following table illustrates the payment performance of the 442 Affected Loans that are construction financed at May 3, 2007. Approximately 77 of the Affected Loans are attributable to an affiliated builder who has not ceased construction activities, 30 loans are continuing with various new builders, and 335 loans are not engaged with a new builder ($ in thousands):

	Current			Nonaccrual
Construction	Count	Outstanding Balance	Undisbursed Balance	Count	Outstanding Balance	Undisbursed Balance
Affiliated builer	76	$9,366	$9,952	1	$120	$125
Other new builder	27	5,266	601	3	564	3
Not engaged with new builder	86	11,819	7,582	249	35,298	20,802

	189	$26,451	$18,135	253	$35,982	$20,930

7. Contingencies. Coast Financial Holdings, Inc. and certain of its present and former officers were named as defendants in three purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”) alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Actions”). The first of the suits, Grand Lodge of Pennsylvania v. Brian P. Peters, et al., Case No. 8:07-cv-00479-RAL-EAJ, was filed with the Court on March 20, 2007. The second suit, Troy Ratcliff v. Coast Financial Holdings, Inc., et al., Case No. 8:07-cv-00504-RAL-MAP, was filed on March 26, 2007, and the third suit, Daniel Altenburg v. Coast Financial Holdings, Inc., et al., Case No. 8:07-cv-642-T-17TGW, was filed on April 13, 2007. Each complaint is brought by purchasers of the Company’s common stock on behalf of themselves and on behalf of a putative class of purchasers of the Company’s common stock during a class period defined in each complaint. The class period in the Grand Lodge complaint is October 28, 2005 through January 19, 2007; the class period in the Ratcliff complaint is October 5, 2005 through January 25, 2007; and the class period in the Altenburg complaint is January 21, 2005 through January 19, 2007.

Although the allegations of the complaints differ somewhat, they generally allege that the defendants materially mislead the investing public by issuing false and misleading statements and omitting to disclose material information concerning Coast Bank’s operation and performance of its residential lending department, particularly as it related to the Affected Loans. Each complaint seeks unspecified compensatory damages and other relief. The Company expects that in the near future the Court will consider whether the Securities Actions should be consolidated and the appointment of a lead plaintiff pursuant to the provisions of the Private Securities Litigation Reform Act of 2005. The Company expects that, after these determinations have been made, an amended complaint will be filed in the Securities Actions. We are reviewing these lawsuits with our attorneys and intend to vigorously defend against them. Because these cases are in the early stages of litigation, we are unable to predict the impact or resolution of this litigation or to reasonably estimate the potential loss, if any, and have not established any reserves related to these cases.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7. Contingencies, continued. On May 4, 2007, Adam and Iwona Horelik v. Palco Group Enterprises, et al., Case No. 2:07-cv-00288-JES-SPC, was filed in United States District Court for the Middle District of Florida, Ft. Myers Division against Coast Bank and several other defendants. The complaint is brought by two individuals proceeding pro se and alleges that Coast Bank and others violated Sections 5 and 12 of the Securities Act of 1933 by selling unregistered securities through a pre-construction real estate purchase program and making untrue statements or omissions of material facts. We are reviewing this complaint with our attorneys and intend to vigorously defend against it.

On April 3, 2007, Construction Compliance, Inc. (“CCI”) a builder associated with the Affected Loans, filed a voluntary petition for relief pursuant to Chapter 11 of Bankruptcy Code, in the United States Bankruptcy Court, Middle District of Florida, Tampa Division (the “Petition”). In the Schedules filed by the CCI in conjunction with the Petition, CCI lists an unliquidated claim against Coast Bank, Phil Coon, John Miller, American Mortgage Link, Inc., and Solutions Processing. CCI estimates that the value of this unliquidated claim exceeds $8 million. CCI does not describe the nature of the claim in its Schedules or in its Statement of Financial Affairs, or the factual or legal basis for the claim. We intend to vigorously defend against such claim.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Coast Financial Holdings, Inc. and subsidiary (the “Company”) as of March 31, 2007, and the related condensed consolidated statements of operations, Changes in Stockholders’ Equity and Cash Flows for the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of the Company as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 13, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA

Tampa, Florida

May 7, 2007

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Item 2. Management’s Discussion and Analysis

of Financial Condition and Results of Operations

A Note About Forward Looking Statements

This Quarterly Report on Form 10-Q (including the exhibits hereto) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” “objective,” “goal,” “project,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.” These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Some factors include, but are not limited to those described or referenced under “Item 1A. Risk Factors,” in the Company’s Form 10-K filed with the Securities and Exchange Commission and the following:

•

general economic conditions, either nationally or in Florida, may be less favorable than expected, resulting in, among other things, a deterioration in credit quality or a decreased demand for our services and products;

•	changes in the interest rate environment which could reduce our margins and increase defaults in our loan portfolio;

•

the adequacy of our credit risk management and the allowance for loan losses, Coast Bank’s asset quality, and our ability to collect on delinquent loans, including the Affected Loans and all other residential construction loans;

•	changes in the value of collateral securing loans that we have made, including the Affected Loans and all other residential construction loans;

•	the availability of and costs associated with sources of liquidity;

•

changes in real estate values generally, either in Florida or those markets within which we generate loans, which could adversely affect the demand for loans and may adversely affect collateral held on outstanding loans.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

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

•

our ability to successfully defend against claims asserted against us in various law suits arising out of the circumstances surrounding the Affected Loans or any regulatory action taken against us, as well as any unanticipated litigation, regulatory, or other judicial proceedings;

•	the success of the Company at managing the risks involved in the foregoing;

•	other risks which may be described in our future filings with the SEC under the Securities Exchange Act of 1934.

Many of these factors are beyond our control, and you should read carefully the factors described in “Risk Factors” in the Company’s Form 10-K filed with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. All written or oral forward looking statements that one made or attributable to us are expressly qualified in their entity by this cautionary notice. These forward-looking statements speak only as of the date on which such statement is made. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

General

The Holding Company is a bank holding company and its principal asset is its ownership of 100% of the outstanding common stock of Coast Bank, a Florida state chartered commercial bank. Accordingly, the Holding Company’s results of operations are primarily dependent on the results of operations of Coast Bank. Coast Bank offers a wide variety of community banking services to individuals and corporate customers through its twenty branch banking offices located in Hillsborough, Manatee, Pinellas, and Pasco counties in Florida. For purposes of this Form 10-Q, the Holding Company and Coast Bank are referred to collectively as the “Company.” At March 31, 2007, the Company had total consolidated assets of $834 million, net loans of $567 million, deposits of $742 million, and total stockholders’ equity of $55 million.

Trends and Developments Impacting Our Recent Results

Certain trends and developments have occurred that are important to understanding our recent results and that are potentially significant in accessing future performance.

Impact of loan impairment.

We posted a provision to Coast Bank’s allowance for loan losses of $21.0 million in the fourth quarter of 2006, primarily based on our analysis of the residential construction loan portfolio, including the Affected Loans, as well as the impact that the current local residential real estate market conditions may have on the willingness of our Borrowers to comply with their obligations. For each loan where the Borrower defaults on their loan agreement, Coast Bank intends to pursue any or all remedies available, pursuant to the loan documents and applicable federal and state laws, including foreclosure and pursuit of deficiencies. The default may also be reported to the credit bureaus.

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

In addition, we analyzed our residential construction portfolio by contemplating additional concentrations of loans for investment purposes, builder concentrations, product characteristics, local economic conditions, residential real estate market conditions, and credit worthiness of our Borrowers. As of December 31, 2006 we identified $87 million of outstanding balances on performing residential construction loans where the financing by borrowers was primarily for investment purposes. Although these loans are currently performing, due to their product characteristics and the current real estate market conditions, an additional provision of $7 million was made to the allowance for loan losses in the fourth quarter of 2006.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Although we believe we use the best information available to make determinations with respect to the allowance for credit losses and that our current allowance for loan losses is adequate for such purposes; future adjustments may be necessary if the assumptions used in making our initial determinations prove to be incorrect. In determining the appropriate allowance for the Affected Loans, we evaluated each loan on the basis of the status and progress of construction, the amounts needed to complete construction, the draws available, the deficiencies, if any, and the current performance of the Borrowers under each loan. We then estimated a potential default rate based on construction completion and borrower credit worthiness. If these estimates and the underlying analyses are not correct, then future adjustments may be necessary for these purposes as well.

This impairment in our residential construction portfolio will continue to have an impact on our profitability in the future. In addition to the loan loss provision, certain expenses related to this impairment will be recorded as incurred. These expenses include legal fees, consulting, public relations and other professional services, salaries and benefits related to the administration and workout of these loans, and other expenses. For the three months ended March 31, 2007 we have expensed approximately $645,000 of these related expenses. Because the Company is still evaluating the extent to which any workouts may be required and have not completed the full investigation of certain other aspects relating to the Affected Loans, the Company continues to be unable to provide any reasonable estimate of the final amount of these out-of-pocket expenditures. However, we do anticipate that they will be substantial.

Other Noninterest Expense Items. With respect to our other noninterest expense items, we anticipate that we will continue to incur additional expenses of approximately $100,000 to $150,000 for professional expenses and other costs related to compliance with the reporting requirements of the United States securities laws and the second year of compliance with Section 404 of the Sarbanes-Oxley Act of 2002. For the three months ended March 31, 2007 we have incurred approximately $27,000 in professional expenses in our second year of compliance.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss on a consolidated basis the operating results and financial condition of the Company for the three -month periods ended March 31, 2007 and 2006. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations. You should read this discussion together with your review of our condensed consolidated financial statements and the related notes contained herein.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Results of Operations

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006

General. For the three months ended March 31, 2007, the Company reported a net loss of approximately $2.4 million, or basic and diluted losses per share of $0.37 compared to a net loss of approximately $314,000, or basic and diluted losses per share of $0.05 for the three months ended March 31, 2006. The increase in net loss was attributable primarily to an increase in noninterest expenses and an increase in the provision for loan losses. The increase in noninterest expense was primarily due to the expenses incurred in the three months ending March 31, 2007 related to the impairment in our residential construction portfolio as well as expense incurred in association with the operation of six of our twenty branch locations that have been opened since March 31, 2006. The expenses associated with the impairment in our residential construction portfolio include legal fees, consulting, public relations and other professional services, salaries and benefits related to the administration and workout of these loans, and other expenses. The increase in loan loss provision was due to a single commercial real estate loan in the process of foreclosure. Coast Bank took the additional provision on this loan in recognition of the depressed real estate market for such properties.

Net Interest Income. Net interest income decreased to $3.8 million during the three months ended March 31, 2007, from $4.0 million for the same period in 2006. This decrease was due primarily to an increase in average interest-bearing liabilities to $689 million during the three months ended March 31, 2007, compared to $454 million for the three months ended March 31, 2006. This was partially offset by an increase in average interest-earning assets to $746 million during the three months ended March 31, 2007, compared to $522 million during the same period in 2006. The six branches opened after March 31, 2006 accounted for $575,000 in interest expense for the three months ended March 31, 2007.

Interest on loans for the three months ended March 31, 2007 was $10.0 million, compared to $7.0 million for the three months ended March 31, 2006. The increase in interest on loans was primarily due to an increase in the average loan balance to $596 million, during the three months ended March 31, 2007 compared to $409 million for the three months ended March 31, 2006. The increase in average loan balance was offset by a reduction in average yield on loans of 6.81% during the three months ended March 31, 2007 compared to 6.98% for the three months ended March 31, 2006. This reduction was primarily attributable to the $38.1 million of non-performing loans at March 31, 2007 compared to $1.0 million at March 31, 2006.

Interest on securities increased to $1.2 million during the three months ended March 31, 2007, from $925,000 for the same period in 2006. The increase in interest income on securities was primarily due to an increase in the average balance of securities to $100 million during the three months ended March 31, 2007, from $86 million for the three months ended March 31, 2006, complemented by an increase in average yield on securities to 4.97% for the three months ended March 31, 2007, compared to 4.37% for the three months ended March 31, 2006.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006, Continued

Interest expense on interest-bearing liabilities increased to $8.1 million during the three months ended March 31, 2007, compared to $4.2 million during the three months ended March 31, 2006. The increase was primarily due to an increase in the average balance of interest bearing liabilities to $689 million during the three months ended March 31, 2007 from $454 million during the same period in 2006, in addition to a 0.98% increase in rate for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in rate was primarily driven by an increase in deposit offering rates necessary to supplement our funding needs. Included in our interest bearing liabilities for the three months ended March 31, 2007, were average balances of $47.4 million in brokered deposits with an average rate of 5.49%, as well as average balances of $45.4 million in time deposits that have been generated outside of our primary market area through an online trading network, with an average rate of 5.58%. For the three months ended March 31, 2006, Coast Bank did not have any brokered deposits, and held average balances of $6.3 million in time deposits generated outside of our primary market area through an online trading network, with an average rate of 3.11%.

Provision for Loan Losses. The provision for loan losses was $1.4 million for the three months ended March 31, 2007 compared to $133,000 for the three months ended March 31, 2006. A significant portion of the increased reserve for potential loan loss is a provision for a single commercial real estate loan in the process of foreclosure. Coast Bank took the additional provision on this loan in recognition of the depressed real estate market for such properties. However, since March 31, 2007 Coast Bank has entered into an agreement with this borrower to forbear payments for one year to continue development of this property subject to certain milestones under the agreement, and an up-front payment of $370,000.

At March 31, 2007 and 2006, we had total net portfolio loans of approximately $567 million and $427 million respectively. The allowance for loan losses was $26.8 million and $3.2 million at March 31, 2007 and 2006, respectively, representing 4.53% and 0.76% of total net loans at the end of each period.

Noninterest Income. Noninterest income increased to $620,000 for the three months ended March 31, 2007 compared to $564,000 for the three months ended March 31, 2006. The increase was primarily due to the increase in gains recognized on the sale of loans held for sale. During the three months period ending March 31, 2007, we sold $20.1 million in loans for a gain of $466,000 compared to sales of $22.1 million during the three months period ending March 31, 2006 for a gain of $409,000.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006, Continued

Noninterest Expenses. Noninterest expense increased to $6.8 million for the three months ended March 31, 2007 compared to $4.9 million for the three months ended March 31, 2006. Increases in noninterest expense for the three months ended March 31, 2007 compared to the same period in 2006 were attributable to an increase of $527,000 in professional fees, an increase of $501,000 in employee compensation and benefits, an increase of $404,000 in other expenses, and an increase of $384,000 in net occupancy expenses. The primary reason for the increase in professional fees for the three months ending March 31, 2007 compared to the three months ending March 31, 2006 was expenses related to assessment and workout of the Affected Loans. In addition to the increased costs related to the impairment in our residential construction portfolio, employee compensation and benefits as well as net occupancy expenses increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, due to the Company’s branch expansion. The Company had twenty operating retail branches at March 31, 2007 compared to fourteen at March 31, 2006. Prior to January 1, 2007, the Company paid a Financing Corporation (“FICO”) quarterly debt service assessment fee. With the passing of the Deposit Reform Act taking effect January 1, 2007 the Company, in addition to the FICO service assessment fee has begun making FDIC Deposit Assessment accruals for payments that will be charged in arrears. The FDIC Deposit Assessment recognized as a result of the January 1, 2007 enactment of the FDIC Deposit Assessment the Company has recorded to other noninterest expense in the quarter ending March 31, 2007 was approximately $186,000.

Income Taxes. The income tax benefit for the three months ended March 31, 2007 was $1.4 million, which equates to an effective rate of 37.0% compared to a tax benefit of $173,000 for the three months ended March 31, 2006, which equates to an effective rate of 35.5%. Management believes the deferred tax asset will be realized in the future profitable operations of the Company.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended March 31, 2007 and 2006, Continued

Average Balances and Average Rates. The following table sets forth, for the three months ended March 31, 2007 and 2006, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	Three Months Ended
	March 31, 2007			March 31, 2006
	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)
	(dollars in thousands)
Interest-earning assets:
Loans (3)	$596,355	10,015	6.81%	$409,417	7,044	6.98%
Investment securities (4)	99,554	1,221	4.97	85,824	925	4.37
Other interest-earning assets (5)	49,796	644	5.25	26,605	292	4.46

Total interest-earning assets	745,705	11,880	6.46	521,846	8,261	6.42

Total noninterest earning assets	35,266			42,748

Total assets	$780,971			$564,594

Interest-bearing liabilities:
NOW	$42,179	292	2.81	$36,741	178	1.97
Money market	35,016	371	4.29	46,777	364	3.16
Savings	26,587	300	4.58	4,700	6	0.52
Time	542,764	6,664	4.98	339,800	3,511	4.19

Total interest-bearing deposits	646,546	7,627	4.78	428,018	4,059	3.85
Other borrowings	42,194	458	4.41	26,084	179	2.78

Total interest-bearing liabilities	688,740	8,085	4.76	454,102	4,238	3.78

Total noninterest bearing liabilities	35,947			37,100

Total liabilities	724,687			491,202
Stockholders’ equity	56,284			73,392

Total liabilities and shareholders’ equity	$780,971			$564,594

Net interest income		$3,795			$4,023

Interest-rate spread (6)			1.70%			2.64%

Net interest margin (7)			2.06%			3.13%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.15

(1)	Average balance represents the average daily balance for the quarters ended March 31, 2007 and 2006.
(2)	Annualized for the three months ended.
(3)	Non-accruing loans are included in computation of average balance.
(4)	Primarily taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Includes FHLB stock.
(5)	Includes federal funds sold and securities purchased under agreements to resell.
(6)	Interest-rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Our total assets increased 15.9% to $834 million at March 31, 2007, compared to $720 million at December 31, 2006. Our asset growth was primarily the result of the growth of our investment portfolio during this period. Book value per share at March 31, 2007 was $8.45 compared to $8.78 at December 31, 2006. The increase in our securities portfolio was done to strengthen our liquidity position.

Our net loans increased 0.78%, to $567 million at March 31, 2007, compared to $563 million at December 31, 2006. Of the total, portfolio loans consisted of approximately $13.9 million in commercial loans, approximately $134.4 million in commercial real estate loans, approximately $209.7 million in residential real estate loans, approximately $177.3 million in residential construction loans and approximately $55.9 million in consumer and other loans, net of deferred cost and allowance for loan losses of approximately $24.3 million. The allowance for loan losses increased from $25.7 million at December 31, 2006 to $26.8 million at March 31, 2007. The allowance for loan losses at March 31, 2007 was 4.53% of portfolio loans.

Liquidity and Capital Resources

The Company’s primary source of cash during the three months ended March 31, 2007, was from net deposit inflows of approximately $137.8 million, proceeds from Federal Home Loan Bank advances of approximately $10.0 million, and principal repayments and calls of securities available for sale of approximately $5.5 million. Cash was used primarily to purchase securities of approximately $114.8 million, repay Federal Home Loan Bank advances $31.0 million, and to originate net loans of approximately $5.8 million. Management will continue to attempt to acquire short-term deposits and low cost transaction accounts. At March 31, 2007, Coast Bank met its regulatory liquidity requirements.

As part of the Company’s liquidity management Coast Bank accepted brokered deposits in January 2007. Coast Bank has obtained a waiver from the FDIC for these deposits. As of March 31, 2007 Coast Bank held $40.7 million in brokered deposits at an average rate of 5.49%, with a weighted average remaining maturity of 3.8 months. In addition to the brokered deposits, Coast Bank held $83.0 million in time deposits that have been generated outside of our primary market area through an online trading network, with an average rate of 5.58% and an average maturity of 12.9 months. Coast Bank does not anticipate generating any additional brokered deposits, but may continue to use the online trading network to supplement our funding needs. Additionally, Coast Bank does not intend to replace the brokered deposits, but will cover these maturities with funds generated from the maturity of the $114.9 million in short-term US Government securities in our available for sale security portfolio.

Coast Bank also has the ability to borrow funds from the FHLB to supplement its liquidity needs. Coast Bank currently has a $107 million line of credit with the FHLB of which $20 million has been borrowed as of March 31, 2007. In addition to its FHLB borrowing capacity, Coast Bank also has an agreement with Independent Bankers Bank by which we can sell securities under agreement to repurchase substantially identical securities. There currently are no securities outstanding under this agreement.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

At March 31, 2007 and December 31, 2006, stockholders’ equity was approximately $55 million (or 6.60% of total assets), and $57.2 (or 7.9% of total assets), respectively. Book value per common share was $8.45 at March 31, 2007, $8.78 at December 31, 2006.

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate. The following table is a summary of the amounts of the financial instruments, with off-balance sheet risk, at March 31, 2007 (in thousands):

Contract Amount
Commitments to extend credit	$1,201

Standby letters of credit	$108

Unused lines of credit	$46,732

Unfunded construction loans	$117,904

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months with the exception of the Affected Loans. The funding of the Affected Loan commitments will be dependent upon individual resolution efforts with each borrower.

Selected Ratios

The following are presented for the dates and periods indicated:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006	Three Months Ended March 31, 2006
Average equity as a percentage of average assets	7.21%	11.44%	13.00%

Equity to total assets at end of period	6.60%	7.94%	12.59%

Return on average assets (1)	(1.25)%	(2.75)%	(0.23)%

Return on average equity (1)	(17.32)%	(24.01)%	(1.73)%

Dividend payout ratio (2)	N/A	N/A	N/A

(1)	Annualized for the three months ended March 31.
(2)	The Company has not paid dividends on common stock since inception.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk from December 31, 2006. For information regarding the Company’s market risk, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our President and Chief Executive Officer and our Chief Financial Officer, based on their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report as well as our Annual Report on Form 10-K, concluded that, our internal control over financial reporting was not effective to provide reasonable assurance that the foregoing objectives are achieved as of December 31, 2006. This was based upon their findings of a control deficiency that constituted a material weakness in connection with a lack of or sufficient or adequate policies, procedures, and controls to monitor and report certain concentrations of risk associated with residential construction to permanent loans underwritten by Coast Bank.

Changes in Internal Control Over Financial Reporting.

We have taken several actions to remediate these deficiencies and to improve our internal controls over financial reporting, including:

•

strengthening our lending policies to include requirements for builder and geographic concentrations exceeding certain required amounts to be reported to the officers’ loan committee and the board of directors of the Bank;

•

maintaining detailed records and the preparation of comprehensive reports identifying builders and geographic locations of our residential construction loans on a periodic basis allowing management to review and detect risk concentrations;

•	instituting an independent review of the residential construction loan portfolio by individuals outside of that lending department.

We believe that these corrective actions, taken as a whole, have mitigated the control deficiencies identified above but we still need to test the effectiveness of these actions. We plan to continue an on-going review and evaluation of our internal control over financial reporting, and we may make other changes as we deem desirable based on management’s reviews and evaluations.

Except as described above, through May 3, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Coast Financial Holdings, Inc. and certain of its present and former officers were named as defendants in three purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”) alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Actions”). The first of the suits, Grand Lodge of Pennsylvania v. Brian P. Peters, et al., Case No. 8:07-cv-00479-RAL-EAJ, was filed with the Court on March 20, 2007. The second suit, Troy Ratcliff v. Coast Financial Holdings, Inc., et al., Case No. 8:07-cv-00504-RAL-MAP, was filed on March 26, 2007, and the third suit, Daniel Altenburg v. Coast Financial Holdings, Inc., et al., Case No. 8:07-cv-642-T-17TGW, was filed on April 13, 2007. Each complaint is brought by purchasers of the Company’s common stock on behalf of themselves and on behalf of a putative class of purchasers of the Company’s common stock during a class period defined in each complaint. The class period in the Grand Lodge complaint is October 28, 2005 through January 19, 2007; the class period in the Ratcliff complaint is October 5, 2005 through January 25, 2007; and the class period in the Altenburg complaint is January 21, 2005 through January 19, 2007.

Although the allegations of the complaints differ somewhat, they generally allege that the defendants materially mislead the investing public by issuing false and misleading statements and omitting to disclose material information concerning Coast Bank’s operation and performance of its residential lending department, particularly as it related to the Affected Loans. Each complaint seeks unspecified compensatory damages and other relief. The Company expects that in the near future the Court will consider whether the Securities Actions should be consolidated and the appointment of a lead plaintiff pursuant to the provisions of the Private Securities Litigation Reform Act of 2005. The Company expects that, after these determinations have been made, an amended complaint will be filed in the Securities Actions. We are reviewing these lawsuits with our attorneys and intend to vigorously defend against them. Because these cases are in the early stages of litigation, we are unable to predict the impact or resolution of this litigation or to reasonably estimate the potential loss, if any, and have not established any reserves related to these cases.

On May 4, 2007, Adam and Iwona Horelik v. Palco Group Enterprises, et al., Case No. 2:07-cv-00288-JES-SPC, was filed in United States District Court for the Middle District of Florida, Ft. Myers Division against Coast Bank and several other defendants. The complaint is brought by two individuals proceeding pro se and alleges that Coast Bank and others violated Sections 5 and 12 of the Securities Act of 1933 by selling unregistered securities through a pre-construction real estate purchase program and making untrue statements or omissions of material facts. We are reviewing this complaint with our attorneys and intend to vigorously defend against it.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1. Legal Proceedings, continued

On April 3, 2007, Construction Compliance, Inc. (“CCI”) a builder associated with the Affected Loans, filed a voluntary petition for relief pursuant to Chapter 11 of Bankruptcy Code, in the United States Bankruptcy Court, Middle District of Florida, Tampa Division (the “Petition”). In the Schedules filed by the CCI in conjunction with the Petition, CCI lists an unliquidated claim against Coast Bank, Phil Coon, John Miller, American Mortgage Link, Inc., and Solutions Processing. CCI estimates that the value of this unliquidated claim exceeds $8 million. CCI does not describe the nature of the claim in its Schedules or in its Statement of Financial Affairs, or the factual or legal basis for the claim. We intend to vigorously defend against such claim.

The Federal Deposit Insurance Corporation and the Florida Office of Financial Regulation have recently completed an examination of Coast Bank and are conducting an ongoing investigation of its operations. We anticipate that a regulatory action will be taken against the Bank in the near future.

In addition to the above, we are periodically a party to or otherwise involved in routine litigation incidental to the conduct of our business. We believe that no such routine litigation currently pending in which we are a party, if adversely determined, would have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Item 1A. Risk Factors

An investment in our common shares involves certain risks, including those identified and described in Item 1A. of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006 (“Form 10-K”), as well as cautionary statements contained in this Form 10-Q under the caption “A Note About Forward Looking Statements” set forth in Part I, Item 2 of this Form 10-Q. There have been no material change in the risk factors previously disclosed in the Company’s Form 10-K other than have been described under the caption “A Note About Forward Looking Statements” set forth in Part I, Item 2 of this Form 10-Q. In particular, several lawsuits identified in Part II, Section 1 of this Form 10-Q have been filed against the Company and it is possible that additional lawsuits and regulatory actions may be filed or brought against the Company which, if adversely determined, could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Because we are unable to predict the impact or resolution of the outstanding litigation and regulatory matters or to reasonably estimate the potential loss, if any, and no reserves have yet been established therefore. In the future, we may determine to establish such reserves and, if so established, could have a material adverse impact on our financial condition. Further, if the Company continues to experience substantial losses or is unable to resolve its Affected Loans in a manner consistent with its current assumptions (including the loan loss allocations with respect thereto), the Holding Company and Coast Bank may have difficulty maintaining it’s “adequately capitalized” status. As indicated in the risk factors disclosure contained in our Form 10-K for the fiscal year ended December 31, 2006, if we should experience such losses we will in turn need to raise additional capital or sell assets to maintain an “adequately capitalized” status. If we cannot raise such capital or sell sufficient assets, we could become less than adequately capitalized.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits, continued

The following exhibits are hereby filed with the Securities and Exchange Commission.

Exhibit No.		Description of Exhibit
10.8	—	Coast Financial Holdings, Inc. Stock Incentive Plan, dated May 16, 2006 (“2006 Plan”), incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2006.

10.9		Indemnification Agreement, dated August 25, 2006, by and between Coast Financial Holdings, Inc. and Justin D. Locke, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2006.

10.10	—	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Justin D. Locke, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on November 1, 2006.

10.11	—	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Paul J. Nidasio, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on November 1, 2006.

10.12		Consulting Agreement, dated February 20, 2007, by and between Coast Financial Holdings, Inc., Coast Bank of Florida, and Tramm Hudson incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 15, 2007.

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1	—	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

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

COAST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: May 10, 2007	By:	/s/ Brian F. Grimes
Brian F. Grimes, President and Chief Executive Officer

Date: May 10, 2007	By:	/s/ Justin D. Locke
Justin D. Locke, Chief Financial Officer