Form 10-Q
period 2007-06-30
COAST FINANCIAL HOLDINGS INC
filed 2007-08-09
CIK 1262276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date;

Common Stock, par value $5.00 per share	6,509,057 shares
(class)	Outstanding at August 3, 2007

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$21,076	$13,952
Federal funds sold and securities purchased under agreements to resell	50,468	385

Cash and cash equivalents	71,544	14,337

Securities available for sale	79,049	92,013
Loans, net of allowance for loan losses of $26,666 and $25,710, respectively	554,490	562,574
Federal Home Loan Bank stock, at cost	1,769	3,035
Premises and equipment, net	26,613	27,598
Accrued interest receivable	4,017	4,119
Deferred income taxes	—	12,465
Other real estate owned	1,159	167
Other assets	3,038	3,361

Total assets	$741,679	$719,669

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$24,391	$34,345
Savings, NOW and money-market deposits	81,836	133,819
Time deposits	575,044	436,408

Total deposits	681,271	604,572

Federal Home Loan Bank advances	10,000	41,000
Other borrowings	10,787	14,108
Other liabilities	3,565	2,813

Total liabilities	705,623	662,493

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 6,509,057 and 6,509,057 shares issued and outstanding in 2007 and 2006	32,545	32,545
Additional paid-in capital	46,042	45,992
Accumulated deficit	(42,260)	(21,119)
Accumulated other comprehensive loss	(271)	(242)

Total stockholders’ equity	36,056	57,176

Total liabilities and stockholders’ equity	$741,679	$719,669

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income:
Loans	$9,120	$8,098	19,134	15,143
Securities	1,397	1,020	2,619	1,945
Other interest-earning assets	730	97	1,375	389

Total interest income	11,247	9,215	23,128	17,477

Interest expense:
Deposits	8,729	4,815	16,355	8,875
Borrowings	268	208	727	387

Total interest expense	8,997	5,023	17,082	9,262

Net interest income	2,250	4,192	6,046	8,215

Provision for loan losses	739	174	2,166	307

Net interest income after provision for loan losses	1,511	4,018	3,880	7,908

Noninterest income:
Service charges on deposit accounts	147	115	288	239
Gain on sale of loans held for sale	365	433	831	843
Other service charges and fees	23	15	36	32
Other	—	—	—	13

Total noninterest income	535	563	1,155	1,127

Noninterest expenses:
Employee compensation and benefits	2,795	2,700	5,758	5,161
Occupancy and equipment	1,302	1,121	2,618	2,052
Data processing	287	238	577	482
Professional fees	970	235	1,695	434
Telephone, postage and supplies	318	378	702	690
Advertising	190	505	553	941
FDIC and State assessments	711	40	946	78
Other	481	421	1,007	740

Total noninterest expenses	7,054	5,638	13,856	10,578

Loss before income tax provision (benefit)	(5,008)	(1,057)	(8,821)	(1,543)

Income tax provision (benefit)	13,729	(353)	12,320	(526)

Net loss	$(18,737)	$(704)	(21,141)	(1,017)

Loss per share basic and diluted	$(2.88)	$(0.11)	(3.25)	(0.16)

Weighted-average number of common shares outstanding, basic and diluted	6,509,057	6,509,057	6,509,057	6,507,703

Dividends per share	$—	$—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended June 30, 2007 and 2006

($ in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
Balance at December 31, 2005	6,503,600	$32,518	$45,591	$(3,839)	$(507)	$73,763

Comprehensive loss:

Net loss (unaudited)	—	—	—	(1,017)	—	(1,017)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(480)	(480)

Comprehensive loss (unaudited)						(1,497)

Proceeds from exercise of common stock options (unaudited)	5,457	27	39	—	—	66

Tax effect from exercise of common stock options (1,624 shares) (unaudited)	—	—	4	—	—	4

Share Based Compensation expense (unaudited)	—	—	113	—	—	113

Offering costs relating to 2005 common stock offering paid in 2006 (unaudited)	—	—	(150)	—	—	(150)

Balance at June 30, 2006 (unaudited)	6,509,057	$32,545	$45,597	$(4,856)	$(987)	$72,299

Balance at December 31, 2006	6,509,057	$32,545	45,992	(21,119)	(242)	$57,176

Comprehensive loss:

Net loss (unaudited)	—	—	—	(21,141)	—	(21,141)

Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	(29)	(29)

Comprehensive loss (unaudited)						(21,170)

Share Based Compensation expense (unaudited)	—	—	50	—	—	50

Balance at June 30, 2007 (unaudited)	6,509,057	$32,545	$46,042	$(42,260)	$(271)	$36,056

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(21,141)	$(1,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,202	879
Provision for loan losses	2,166	307
Deferred income tax provision (benefit)	12,320	(530)
Amortization and accretion of discounts and premiums on securities	(418)	81
Share based compensation expense	50	113
Gain (loss) on sale of property and equipment	5	(13)
Gain on sale of loans held for sale	(831)	(843)
Originations of loans held for sale	(37,800)	(43,196)
Proceeds from sale of loans held for sale	38,631	44,039
Decrease (increase) in accrued interest receivable	102	(723)
Decrease (increase) in other assets	322	(1,119)
Increase in other liabilities	752	409

Net cash used in operating activities	(4,640)	(1,613)

Cash flows from investing activities:
Purchase of securities available for sale	(174,537)	(20,202)
Proceeds from maturities, calls and repayments of securities available for sale	188,036	11,405
Net decrease (increase) in loans	4,926	(88,780)
Sale (purchase) of Federal Home Loan Bank stock	1,266	(351)
Purchase of premises and equipment	(224)	(3,880)
Proceeds from sale of property and equipment	2	1,633

Net cash used in investing activities	19,469	(100,175)

Cash flows from financing activities:
Net increase in deposits	76,699	73,873
Proceeds from Federal Home Loan Bank advances	10,000	—
Repayments of Federal Home Loan Bank advances	(41,000)	—
Net (decrease) increase in other borrowings	(3,321)	1,561
Payment of offering costs relating to 2005 common stock offering	—	(150)
Proceeds from exercise of common stock options	—	66
Tax effect from exercise of common stock options	—	4

Net cash provided by financing activities	42,378	75,354

Net increase (decrease) in cash and cash equivalents	57,207	(26,434)

Cash and cash equivalents at beginning of period	14,337	48,013

Cash and cash equivalents at end of period	$71,544	$21,579

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Six Months Ended June 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$16,586	$9,053

Income taxes	$—	$—

Noncash transactions:
Accumulated other comprehensive loss, net change in unrealized loss on securities available for sale, net of taxes	$(29)	$(480)

Transfer of loans to other real estate owned	$992	$167

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. General. Coast Financial Holdings, Inc. (the “Holding Company”) owns 100% of the outstanding common stock of Coast Bank of Florida (the “Bank” or “Coast Bank”) (collectively, the “Company”).

The Holding Company’s primary activity is the operation of the Bank. The Bank is a state (Florida)-chartered commercial bank. The Federal Deposit Insurance Corporation insures the deposit accounts of the Bank. The Bank offers a variety of community banking services to individual and corporate customers through its twenty banking offices located in Manatee, Pinellas, Hillsborough and Pasco Counties, Florida. Coast Financial Partners, Inc. (“CFP”), a wholly-owned subsidiary of the Bank, is an inactive corporation.

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2007, the results of operations for the three and six month periods ended June 30, 2007 and 2006 and cash flows for the six-month periods ended June 30, 2007 and 2006. The results of operations and other data for the three and six-month period ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

2. Loan Impairment and Loan Losses. The Company’s construction-to-permanent loan portfolio was materially adversely affected by the downturn in the Florida real estate market and the failure of Construction Compliance, Inc. (“CCI”), and its affiliates with whom a substantial number of our borrowers (our “Borrowers”) had entered into contracts for the construction of their homes. Although each of Coast Bank’s construction-to-permanent residential loans (“residential construction loans”) are with Borrowers who individually own the properties on which single family dwellings are to be constructed and each Borrower is required to separately contract with builders for such construction, a significant number of Borrowers contracted with the CCI and its affiliates for such construction. After being advised that subcontractor and other liens had been placed on several of the existing construction projects of the Company’s Borrowers, CCI advised the Company that it had effectively ceased operations.

Upon learning of these developments, the Company undertook a thorough review of the full residential construction loan portfolio and identified 482 residential construction loans pursuant to which our Borrowers had contracted with CCI and its affiliates for the construction of single family dwellings (“Affected Loans”). These Borrowers were primarily purchasing these homes for investment purposes. The properties were primarily located in Charlotte and Sarasota counties. Effective December 31, 2006, these loans were determined to be impaired. The outstanding balance of these loans at June 30, 2007 was $61.8 million.

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

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited)

2. Loan Impairment and Loan Losses, Continued. Based on the Company’s analysis of the residential construction loan portfolio, including the Affected Loans, as well as the impact that the current local residential real estate market conditions may have on the willingness of our Borrowers to comply with their obligations, the Company recorded an additional provision to its allowance for loan losses of $21.0 million for the year ended December 31, 2006. Of this provision, $14.0 million was specifically allocated to the Affected Loans to reflect the increased risk associated with these loans. The remaining provision was related to residential construction loans that had similarities in product, primarily related to the investment purpose of the financing by borrowers. The related provision was made in light of the recent local residential real estate market conditions. At June 30, 2007, the Company had outstanding balances of approximately $116.2 million of residential construction loans, including the Affected Loans, where the construction was for investment purposes. For any loan where the Borrower defaults on their loan agreement, Coast Bank intends to pursue any or all remedies available pursuant to the loan documents and applicable Federal and State laws, including foreclosure and pursuit of deficiencies. Coast Bank has begun foreclosure actions on the non-performing Affected Loans and intends to continue with that process. In addition, approximately 129 Borrowers are represented by one attorney and have filed individual suits against the Bank. We intend to vigorously defend against each claim.

For the quarter ended June 30, 2007 the Company recorded a provision to its allowance for loan losses of $739,000. A significant portion of this provision was for a single commercial real estate loan. The Bank took the additional provision on this loan in recognition of the depressed real estate market for such properties, based on a current appraisal. On May 2, 2007, Coast Bank entered into an agreement with this borrower to forbear payments for one year to continue development of this property subject to certain milestones under the agreement, and an up-front payment of $370,000 from the borrower.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$26,818	3,271	$25,710	$3,146
Provision for loan losses	739	174	2,166	307
Net, (charge-offs) and recoveries	(891)	1	(1,210)	(7)

Balance at end of period	$26,666	3,446	$26,666	$3,446

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued. Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Balance at end of period	$70,730	$502	$70,730	502

Total related allowance for losses	$16,311	$502	$16,311	502

Average investment in impaired loans	$68,388	$502	$67,163	556

Interest income recognized on impaired loans	$499	$—	$499	—

Interest income received on impaired loans	$—	$—	$—	—

Nonaccrual and past due loans were as follows (in thousands):

	At June 30,
	2007	2006
Nonaccrual loans	$63,671	$1,088
Past due ninety days or more, still accruing	—	—

	$63,671	$1,088

At June 30, 2007, of the $63.7 million of nonaccrual loans, $37.8 million represents the nonaccrual balance of the Affected Loan portfolio. With Affected Loans, the Borrowers had authorized Coast Bank to deduct interest from the loans in process (“LIP”) account throughout the time of construction. When CCI ceased operations, Coast Bank notified the Borrowers that the Bank would no longer deduct interest from the LIP account. March 1, 2007 was the first time Borrowers were expected to pay interest rather than deducting it from LIP. $14.1 million of nonaccrual loans are from residential construction loans that have similar product characteristics as the Affected Loans, primarily related to the investment purpose of the financing by borrowers.

The remaining non-performing loans are primarily due to three development loans with outstanding balances of $4.3 million, $2.6 million, and $900,000. The Bank is in the process of working with these borrowers to secure repayment, or will pursue foreclosure action.

3. Stock Compensation Plans. The Company adopted stock option plans in 2003, 2005 and in 2006 for certain key employees and directors of the Company. A total of 968,000 shares of common stock have been reserved under these plans. 424,599 shares remain available for grant at June 30, 2007. The exercise price of the stock options granted under these plans must at least equal the fair value of the common stock at the date of grant. Options granted to employees prior to December 29, 2006 generally have ten year terms and one third vest immediately with the remaining vesting over two years. Options granted on December 29, 2006 and thereafter generally have ten year terms and twenty percent vest immediately with the remaining vesting over four years. The options issued to directors generally are fully vested on the date of grant and have ten-year terms.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Stock Compensation Plans, Continued. The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007		2006	2007	2006
Risk-free interest rate	n/a	%	5.08%	4.74%	4.83%
Expected dividend yield	n/a	%	—%	—%	—%
Expected volatility	n/a	%	18.10%	16.83%	18.32%
Expected life in years	n/a		5.00	6.00	5.26
Per share fair value of options at grant date	n/a		$4.60	$4.85	$4.73

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

A summary of stock option transactions follows:

	Number of Shares	Average Per Share Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in thousands)
Outstanding at December 31, 2006	586,178	$14.32
Granted	14,000	16.23
Expired	(84,434)	15.18

Outstanding at June 30, 2007	515,744	$14.23	7.0	$—

Exercisable at June 30, 2007	432,515	$13.83	5.7	$—

There were no options exercised during the three or six months ended June 30, 2007. At June 30, 2007, there was approximately $292,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 40 months. The total fair value of shares vesting and recognized as compensation expense was approximately $10,000 and $50,000 for the three and six months ended June 30, 2007.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Regulatory Capital. The Holding Company and Coast Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2007 of the regulatory capital requirements and the Holding Company’s and Coast Bank’s actual capital on a percentage basis:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of June 30, 2007:
Total capital (to Risk-Weighted Assets)
Consolidated	$43,904	7.48%	$46,963	8.00	N/A	N/A
Bank	43,785	7.46	46,959	8.00%	58,699	10.00%

Tier I Capital (to Risk-Weighted Assets)
Consolidated	36,328	6.19	23,482	4.00	N/A	N/A
Bank	36,209	6.17	23,479	4.00	35,219	6.00

Tier I Capital (to Average Assets):
Consolidated	36,328	4.59	31,658	4.00	N/A	N/A
Bank	36,209	4.58	31,639	4.00	39,549	5.00

At June 30, 2007, Coast Bank met the definition of an “under capitalized” institution, with a Total Risk Based Capital of 7.46%, a Tier I Risk Based Capital of 6.17%, and a Leverage Ratio of 4.58%. As a result, Coast Bank is subject to certain operating restrictions and requirements. In particular, while the Bank remains under capitalized, it can no longer accept brokered deposits, its average assets cannot increase on a quarterly basis, and we are required to submit a capital restoration plan to the Federal Deposit Insurance Corporation (“FDIC”). On or about May 24, 2007, Coast Bank agreed to the entry of a “Cease and Desist” order (“C&D”) by the FDIC and the Florida Office of Financial Regulation (“OFR”). As a result of the C&D, the Bank is required, among other things, by November, 2007, to have Tier 1 capital in such an amount as to equal or exceed seven and one-half percent (7.5%) of the Bank’s total assets, and maintain Tier 1 capital equal to or exceeding 7.5% of the Bank’s total assets for the life of the order.

5. Earnings (loss) Per Share. Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not considered dilutive securities for the three and six-month periods ended June 30, 2007 and June 30, 2006 due to the net losses incurred by the Company.

6. Recent Loan Developments. On January 19, 2007, we reported that we had been advised of circumstances that were reasonably likely to have a material adverse impact on our construction-to-permanent residential loan portfolio. Although each of Coast Bank’s residential construction loans are with Borrowers who individually own the properties on which single family dwellings are to be constructed and each Borrower is required to separately contract with builders for such construction, a significant number of Borrowers hired CCI and its affiliates for such construction. In December, 2006, the Company was advised that a large number of subcontractor and other liens started to be placed on several of the existing construction projects of the Company’s Borrowers. In late December, 2006, CCI advised the Company that it had effectively ceased operations. In April 2007, CCI filed a petition for a Chapter 11 Bankruptcy in the United States Bankruptcy Court.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Recent Loan Developments, continued. Coast Bank has established a committee, consisting of senior management and bank counsel to evaluate and implement its strategy related to the resolution of the Affected Loans. At the direction of this committee, Coast Bank has established a centralized call center to facilitate discussions with the Borrowers represented in this portfolio. Coast Bank is in the process of working with the borrowers to establish the appropriate course of action related to their transaction and is actively providing information to the Borrowers to assist in this process. If, however, any Borrower fails to perform on their loan agreement, Coast Bank has, and intends to continue, pursuing any or all remedies available pursuant to the loan documents and applicable Federal and State laws, including foreclosure and pursuit of deficiencies. Coast Bank has begun foreclosure actions on the non-performing Affected Loans and intends on continuing that process. In addition, approximately 129 Borrowers, represented by one attorney, and have filed individual suits against the Bank. We intend to vigorously defend against each claim.

The following table illustrates the current approximate completion progress of the Affected Loans at June 30, 2007 ($ in thousands):

	Count	$ Outstanding	$ Undisbursed
Construction
Lot Only	152	$12,923	$23,121
10% to 90% Complete	135	21,458	11,031
Over 90% Complete	133	27,239	1,207

	420	61,620	35,359

Modified to Permanent Financing
Completed House	22	$4,385	$—
Lot	14	1,239	—

	36	5,624	—

OREO	10	$874	$—
Paid-Off	16	—	—

	482	68,118	35,359

The following table illustrates the payment performance of the 420 Affected Loans that are construction financed at June 30, 2007 ($ in thousands):

	Current			Nonaccrual
Construction	Count	Outstanding Balance	Undisbursed Balance	Count	Outstanding Balance	Undisbursed Balance
Lot Only	42	$3,539	$6,463	110	$9,384	$16,658
10% to 90% Complete	57	9,554	4,518	78	11,904	6,513
Over 90% Complete	52	10,772	490	81	16,467	717

	151	$23,865	$11,471	269	$37,755	$23,888

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

6. Recent Loan Developments, continued. The following table illustrates the payment performance of the 420 Affected Loans that are construction financed at June 30, 2007. Approximately 76 of the Affected Loans are attributable to a builder affiliated with CCI, which has not ceased construction activities, 33 loans are continuing with various new builders, and 311 loans are not engaged with a new builder.

($ in thousands):

	Current			Nonaccrual
Construction	Count	Outstanding Balance	Undisbursed Balance	Count	Outstanding Balance	Undisbursed Balance
Affiliated builder	50	$8,869	$3,797	26	$2,675	$3,903
Other new builder	32	6,616	555	1	185	11
Not engaged with new builder	69	8,379	7,119	242	34,896	19,974

	151	$23,864	$11,471	269	$37,756	$23,888

Lawsuits identified in Part II, Section 1 of this Form 10-Q have been filed against the Company and it is possible that additional lawsuits may be filed or brought against the Company which, could have an adverse effect on the resolution of the Affected Loans. Coast Bank has and will continue to work proactively towards the resolution of the Affected Loans. Loans not engaged with a new builder decreased to 311 at June 30, 2007 from 335 at May 3, 2007. Completed residences increased to 22 at June 30, 2007 from 15 at May 3, 2007. Coast Bank continues to promptly and efficiently implement its strategy related to the resolution of the Affected Loans.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7. Contingencies

Securities Litigation. - The Holding Company and certain of its present and former officers were named as defendants in three purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”) alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Actions”). The first of the suits, Grand Lodge of Pennsylvania v. Brian P. Peters, et al., Case No. 8:07-cv-00479 was filed with the Court on March 20, 2007. The second suit, Troy Ratcliff v. Coast Financial Holdings, Inc., et al., Case No. 8:07-cv00504-RAL-MAP, was filed on March 26, 2007, and the third suit, Daniel Altenburg v. Coast Financial Holdings, Inc., et al., Case No. 8:07-cv-00642-T-17TGW, was filed on April 13, 2007. Each complaint was filed by purchasers of the Company’s common stock on behalf of themselves and on behalf of a putative class of purchasers of the Company’s common stock during a class period defined in each complaint. The class period in the Grand Lodge complaint is October 28, 2005 through January 19, 2007; the class period in the Ratcliff complaint is October 5, 2005 through January 25, 2007; and the class period in the Altenburg complaint is January 21, 2005 through January 19, 2007.

Although the allegations of the complaints differ somewhat, they generally allege that the defendants materially misled the investing public by issuing false and misleading statements and omitting to disclose material information concerning Coast Bank’s operation and performance of its residential lending department, particularly as it related to the Affected Loans. Each complaint seeks unspecified compensatory damages and other relief. On June 22, 2007, the Court entered an order consolidating the three cases, with the matter proceeding under the Grand Lodge docket, and appointing Troy Ratcliff and Daniel Altenburg as lead plaintiffs under the provisions of the Private Securities Litigation Reform Act of 1995. The lead plaintiffs are currently due to file a Consolidated Amended Complaint on August 20, 2007.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7. Contingencies, continued.

Borrower Litigation Regarding Affected Loans. - Beginning in June 2007, the Bank was named as a party in numerous complaints brought by borrowers under the Affected Loans. The lawsuits have been filed in the Florida state courts in Manatee, Sarasota, and Lee Counties. There are presently approximately 129 lawsuits pending, most if not all of which have been filed by a single law firm representing Borrowers with Affected Loans. In general, these lawsuits allege that the Bank made residential construction-to-permanent loans to Borrowers who had contracted for houses to be constructed by CCI and its affiliates while purportedly knowing that CCI was not in a financial position to complete construction and without disclosing these alleged facts to the Borrowers. The lawsuits further allege that the Bank improperly made disbursements on these loans to CCI and its affiliates.

The lawsuits assert claims for rescission, fraud, breach of fiduciary duty, and violations of Florida’s RICO statutes. Certain of the lawsuits also assert claims based upon the Bank’s construction loan agreements and construction lien laws. As relief, the lawsuits seek rescission of each borrower’s loan documents with the Bank, unspecified compensatory damages, unspecified treble damages, and the repayment of certain sums paid by each Borrower on the loans.

In addition to the pending lawsuits described above, the Holding Company and the Bank anticipate that they may become subject to additional lawsuits or claims arising out of or related to the Affected Loans or loans with similar characteristics.

CCI Bankruptcy Claim. - On or about April 3, 2007, CCI filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 8:07-bk-02650-CPM. Schedule B to the petition lists as property of the debtor an $8 million contingent and unliquidated claim against “Coast Bank, Phil Coon, John Miller, American Mortgage Link and Solutions Processing.” The disclosure statement accompanying CCI’s plan of reorganization, filed on or about June 29, 2007, states an intention to pursue “an action against Coast Bank to recover 50% of the loss from all Coast Bank deals under the theory that every closed loan was a joint venture between Debtor and the Bank.” To the knowledge of the Company and the Bank, CCI has not yet filed a complaint against the Bank.

Horelik, et al. v. Palco Group Enterprises, et al. - The Bank has been named as a defendant in this lawsuit, which was filed in the United States District Court for the Middle District of Florida, Fort Myers Division, on or about May 4, 2007 and bears case number 2:07-cv-00288-JES-SPC. The plaintiffs in this action are a husband and wife who took out a residential construction-to-permanent loan from the Bank for a residence to be built by Enchanted Homes, Inc. (“Enchanted Homes”). Plaintiffs allege violations of the securities registration provisions and the antifraud provisions of the Securities Act of 1933 in connection with their acquisition of property and loan. As relief, plaintiffs seek rescission of all obligations in connection with the property, ancillary costs associated with the purchase of their property, and attorney fees and costs. The complaint has not been served on any defendant.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7. Contingencies, continued.

Peter Raimondi and Donna Raimondi v. Coast Bank of Florida. - The Bank is a defendant in this lawsuit, which was filed on June 11, 2007 in the Circuit Court of the Twentieth Judicial Circuit in and for Lee County, Florida and bears Case No. 07-CA-005671. The plaintiffs in this case are a husband and wife who took out a residential construction-to-permanent loan from the bank for a residence to be built by Enchanted Homes. Plaintiffs allege that they are entitled to a judgment declaring that the Bank is required to accept from them a deed in lieu of foreclosure on their loan.

Rubin, et al. v. Coppenger, et al. - On May 25, 2007, the Bank was named as a defendant in a third-party complaint filed in this action, which is pending in the Court of Common Pleas for Summit County, Ohio and bears case number CV-2006-07-4229. The third-party complaint is filed by several third-party plaintiffs against the Bank and several other third-party defendants alleging that the defendants engaged in a scheme to defraud them into purchasing residences to be constructed on real property in the Florida panhandle at prices in excess of the true value of the properties, with financing provided by various banks, including the Bank.

The third-party complaint alleges that all defendants are liable to all plaintiffs for the entire alleged scheme. It asserts 17 causes of action based on various state and federal law theories. The third party complaint seeks unspecified compensatory damages, punitive damages, the rescission or reformation of the loan contract, and attorney fees and costs. However, only one of the third-party plaintiffs is a borrower of the Bank, and that plaintiff’s loan was in the amount of roughly $1.3 million. The Bank has not yet responded to the third-party complaint.

City of Cape Coral v. Muir, et al. - The Bank is a defendant in this eminent domain action commenced by the City of Cape Coral, Florida on or about June 1, 2007 in the Circuit Court of the Twentieth Judicial Circuit in and for Lee County, Florida. The action bears case number 06-CA-005549. In this action the City of Cape Coral seeks to effect a taking of certain property, including a property upon which Coast holds a mortgage, for the purpose of building a municipal park and recreational facility. There is currently approximately $146,036 outstanding on the Bank’s mortgage on this property, and that mortgage is past due since June 2007. The Bank was served with process on or about July 20, 2007 and is due to respond on August 9, 2007.

Manatee County v. Hugh E. McGuire, Jr., et al. - The Bank is a defendant in this eminent domain action commenced by the Manatee County on or about July 30, 2007 in the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida. The action bears Case No. 2007-CA-4921. In this action Manatee County seeks to affect a taking of certain property, including a property upon which Coast Bank holds a commercial loan, for the purpose of constructing, reconstructing, widening, repairing and maintaining 17th Street West, Palmetto-Phase II, and for other right-of-way purposes, including but not limited to, sidewalks, drainage, retention and utility facilities, and drainage ditches, improving a public street, road, or highway as part of the public road system in Manatee County, Florida. This loan, which was approved under Regulation O because one of the borrowers is a director of the Bank, has a principal balance of approximately $282,700, and is currently performing. That Bank was served with process on or about August 6, 2007 and is due to respond on September 4, 2007.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8. Change in Management. Effective May 25, 2007, the Holding Company and the Bank terminated Brian F. Grimes from his position as President and Chief Executive Officer of each because, among other things, provisions in the C&D, required that the Bank have a President and Chief Executive Officer with certain specified qualifications and experience that we did not believe Mr. Grimes to possess. Mr. Grimes retains his position as a director of both the Holding Company and the Bank.

Under the terms of Mr. Grimes employment agreement, he is entitled to three years severance pay and a tax gross-up, or approximately $557,100. However, due to the current status of Coast Bank, any request for post-termination payments require the approval of the FDIC. Because this decision rests outside of Coast Bank, we cannot determine the likelihood of payment, and consequently no accrual was recorded.

Effective May 25, 2007, the Company and the Bank appointed Anne V. Lee as acting President & Chief Executive Officer of the Holding Company and Coast Bank. Ms. Lee replaces former President and CEO, Brian F. Grimes. As acting President and CEO, Ms. Lee will continue to supervise the Bank’s efforts in resolving the issues regarding Affected Loans. She will be chief liaison with the FDIC and OFR as the Bank continues to work with the regulators to address those matters identified in the C&D. In addition to these responsibilities, Ms. Lee will oversee overall Bank operations and expand the management team to support these efforts.

9. Cease and Desist Order. On or about May 24, 2007, Coast Bank agreed to the entry of a “Cease and Desist” order by the FDIC and OFR. The Bank is working diligently to achieve full compliance with the order as quickly as possible. The C&D is a formal action by the FDIC or OFR for the Bank to take corrective measures in a number of areas. The C&D does not restrict Coast Bank from transacting banking business. The Bank continues to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits, and processing banking transactions. All customer deposits remain fully insured to the highest limits set by the FDIC.

The issuance of the C&D followed an on-site Safety and Soundness examination of Coast Bank conducted by the FDIC and OFR after the January 19, 2007 announcement of certain issues affecting the Coast Bank residential construction-to-permanent loan portfolio. The C&D is based on the findings of this examination as of January 29, 2007. Coast Bank has worked pro-actively with both the FDIC and OFR since the discovery of the issues regarding the residential construction loan program. As a result, a large number of the corrective actions outlined in the C& D have already been addressed and have been resolved.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

10. Deferred Tax Valuation Allowance. Based on the current operating performance of the Company, we have recorded a full valuation allowance against our $15.6 million deferred tax asset. Due to the declining net interest margin and continuing high levels of noninterest expense that stem primarily from credit failures in our residential construction lending program, we can no longer assert to the degree required under generally accepted accounting principles that we will be able to realize the future benefit of this asset.

The resulting provision for income taxes does not signify a current of future cash obligation of the Company, and does not impact our capital adequacy for regulatory purposes.

11. Subsequent Events. On August 3, 2007, First Banks, Inc. (“First Banks”) and the Holding Company jointly announced the signing of an Agreement and Plan of Merger (“Merger Agreement”) providing for First Banks to acquire the Holding Company and the Bank. Under the terms of the Merger Agreement, (i) a to be formed wholly-owned subsidiary of First Bank (“Newco”) will be merged with and into the Holding Company (the “Merger”) in accordance with the provisions of the Florida Business Corporation Act and the separate corporate existence of Newco shall thereupon cease, and (ii) the Holding Company shall be the successor or surviving corporation in the Merger. Simultaneously with the consummation of Merger, Coast Bank will be merged with and into First Bank (“First Bank”), a wholly-owned subsidiary of First Banks (the “Bank Merger”).

Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Holding Company’s common stock (“Coast Stock”) will be converted into and will represent the right to receive an amount equal to (a) $22,130,793.80 (“Aggregate Merger Payment”) divided by (b) the number of shares of Coast Stock outstanding on the Determination Date (as defined in the Merger Agreement), or approximately $3.40 in cash, without interest thereon (the “Per Share Merger Price”). The Aggregate Merger Payment and, correspondingly, the Per Share Merger Price, may be adjusted if, on the Determination Date each of the following conditions exist:

•

the Holding Company’s allowance for loan losses plus its tangible equity is less than 75% of the Holding Company’s non-performing loans and leases plus other real estate owned (such difference is referred to herein as the “Deficiency”), and;

•	the Deficiency is greater than $1 million.

If each of the above conditions exists on the Determination Date, then the Aggregate Merger Payment will be reduced to the nearest $500,000 increment, upward or downward, to the full amount of the Deficiency and the Per Share Merger Price will be reduced accordingly.

The transaction, which is subject to regulatory and shareholder approvals, is expected to be completed during the fourth quarter of 2007. First Banks is a privately-held bank holding company headquartered in St. Louis, which operates offices in Missouri, Illinois, Texas and California.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

11. Subsequent Events, continued. Although the Company anticipates that the Merger will be consummated in accordance with the terms of the Merger Agreement, if this transaction were not to close, management believes that there is substantial doubt about the Holding Company’s ability to continue as a going concern. The Bank’s recent increase in non-performing assets, declining net interest margin, continuing high levels of operating expenses related to the credit problems in its residential construction lending program, including the Affected Loans, and the operating and capital requirements of the C&D are contributing factors for this concern. In order to comply with its regulatory requirements, the Company would need to raise substantial additional capital or significantly reduce its asset size. There is no guarantee that sufficient capital would be available at acceptable terms, if at all, when needed, or that the Company would be able to sell assets at terms favorable enough to accomplish its regulatory capital needs

As part of the strategic options review process conducted earlier this year by the Company, a number of parties expressed interest in analyzing the prospects for recapitalizing the Company. A recapitalization strategy would have likely included a rights offering and a substantial amount of new capital being infused into the Company with existing stockholders experiencing significant dilution. Although several potential recapialization plans were considered, no acceptable recapitalization plan was proposed to the Company and it was determined that acceptance of the Merger transaction was in the best interests of the Holding Company’s stockholders. If, however, the Merger transaction should fail to close for any reason, we would reconsider a recapitalization alternative. There is no guarantee, however, that any acceptable recapitalization plan would be forthcoming or would be successfully implemented.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of June 30, 2007, and for the three and six-month periods ended June 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Coast Financial Holdings, Inc. and subsidiary (the “Company”) as of June 30, 2007, and the related condensed consolidated statements of operations, Changes in Stockholders’ Equity and Cash Flows for the three and six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

July 31, 2007

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

A Note About Forward Looking Statements, continued.

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

•

our ability to successfully defend against claims asserted against us in various law suits arising out of, or related to, our residential construction lending operations or any regulatory action taken against us, as well as any unanticipated litigation, regulatory, or other judicial proceedings;

•	our ability to successfully operate under the terms of the C&D issued by the FDIC and the OFR;

•	our ability to consummate the Merger (described below), including the satisfaction of all closing conditions;

•

our ability to successfully manage our non-performing loans and leases plus other real estate owned so the Aggregate Merger Payment and, correspondingly, the Per Share Merger Price, will not need to be decreased under the terms of the Merger Agreement;

•

our ability to identify and obtain commercially reasonable sources of funds for the Holding Company and liquidity for the Bank, including bridge loan financings pending the potential consummation of the Merger;

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

A Note About Forward Looking Statements, continued.

•	the success of the Company at managing the risks involved in the foregoing;

•	other risks which may be described in our future filings with the SEC under the Securities Exchange Act of 1934.

Many of these factors are beyond our control, and you should read carefully the factors described in “Risk Factors” in the Company’s Form 10-K filed with the Securities and Exchange Commission for a description of some, but not all, risks, uncertainties and contingencies. All written or oral forward-looking statements that one made or attributable to us are expressly qualified in their entity by this cautionary notice. These forward-looking statements speak only as of the date on which such statement is made. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

General

The Holding Company is a bank holding company and its principal asset is its ownership of 100% of the outstanding common stock of Coast Bank, a Florida state chartered commercial bank. Accordingly, the Holding Company’s results of operations are primarily dependent on the results of operations of Coast Bank. Coast Bank offers a wide variety of community banking services to individuals and corporate customers through its twenty branch banking offices located in Hillsborough, Manatee, Pinellas, and Pasco counties in Florida. For purposes of this Form 10-Q, the Holding Company and Coast Bank are referred to collectively as the “Company.” At June 30, 2007, the Company had total consolidated assets of $742 million, net loans of $554 million, deposits of $681 million, and total stockholders’ equity of $36 million.

Recent Developments

Merger Transaction. On August 3, 2007, the Holding Company, Coast Bank, and First Banks, Inc., a Missouri corporation (“First Banks”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which (i) a to be formed wholly-owned subsidiary of First Banks (“Newco”) will be merged with and into the Company (the “Merger”) and the separate corporate existence of Newco shall thereupon cease, and (ii) the Company shall be the successor or surviving corporation in the Merger.

Under the terms of the Merger Agreement, at the effective time of the Merger (“Effective Time”), each outstanding share of the Holding Company’s common stock (“Coast Stock”) will be converted into and will represent the right to receive an amount equal to (a) $22,130,793.80 (“Aggregate Merger Payment”) divided by (b) the number of shares of Coast Stock outstanding on the Determination Date (as defined in the Merger Agreement), or approximately $3.40 in cash, without interest thereon (the “Per Share Merger Price”). The Aggregate Merger Payment and, correspondingly, the Per Share Merger Price, may be adjusted if, on the Determination Date each of the following conditions exist:

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Recent Developments, continued.

Merger Transaction, continued.

•

the Company’s allowance for loan and lease losses plus its tangible equity is less than 75% of the Company’s non-performing loans and leases plus other real estate owned (such difference is referred to herein as the “Deficiency”), and

•	the Deficiency is greater than $1 million.

If each of the above conditions exits on the Determination Date, then the Aggregate Merger Payment will be reduced to the nearest $500,000 increment, upward or downward, to the full amount of the Deficiency and the Per Share Merger Price will be reduced accordingly.

The Board of Directors of the Holding Company, upon the recommendation of a special committee of independent directors, has determined that the Merger Agreement and the Merger are fair to, and in the best interests of the Company and its stockholders, and, in accordance with that determination, the Board of Directors approved the Merger Agreement and the transactions contemplated thereby, and resolved to recommend adoption of the Merger Agreement by the Holding Company’s stockholders.

The Company will solicit stockholder approval of the Merger Agreement at a special meeting, subject to the filing of a definitive proxy statement with the Securities and Exchange Commission (the “Commission”). The Merger is expected to close in the fourth quarter of 2007.

Consummation of the Merger is subject to a number of conditions, including among others, the following: (i) approval of the Merger Agreement by the Company’s stockholders, (ii) receipt of all required governmental and regulatory approvals of the Merger and the merger of the Bank with and into First Bank (“First Bank”), a wholly-owned subsidiary of First Banks, (iii) there shall not have been certain additional adverse regulatory actions taken by banking regulators or other governmental agencies against the Company or the Bank, (iv) there shall not have been certain additional adverse legal proceedings commenced against the Company or the Bank, (v) the Company shall have satisfied certain financial requirements relating to the level of its adversely classified credits, and minimum levels of total assets, and (vi) the satisfaction of certain other customary closing conditions.

First Banks and First Bank also have provided loan commitments to the Company and the Bank, respectively (collectively, the “Lines of Credit”), to provide the funds necessary for the Holding Company to continue operations and consummate the transactions contemplated by the Merger Agreement and to make available to the Bank an additional source of liquidity. The Merger Agreement also contains certain termination rights for both the Holding Company and First Banks. The parties have the right to terminate the Merger Agreement if, among other things, definitive agreements for the Lines of Credit are not executed within ten business days after execution of the Merger Agreement or the amount of the Deficiency exceeds $10 million.

The Merger Agreement contains customary representations, warranties and covenants made by the Company, including, among other things, covenants (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Recent Developments, continued.

Merger Transaction, continued. The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on August 6, 2007 and which Merger Agreement is incorporated herein by reference.

Concurrently with the execution of the Merger Agreement, the Holding Company and First Banks entered into a Stock Option Agreement (the “Stock Option Agreement”) pursuant to which the Holding Company has granted First Banks an option (“Stock Option”) to purchase up to 1,295,303 shares of Coast Stock (representing approximately 19.9% of the currently outstanding shares of Coast Stock without giving effect to the exercise of all the currently existing outstanding options to purchase Coast Stock) at a price, subject to certain customary anti-dilution rights and adjustments, equal to the Per Share Merger Price (as adjusted in accordance with the above, except that such adjustment will determined as of the date of an Exercise Event (defined below)). The Stock Option was granted by the Holding Company as an inducement and condition to First Banks’ willingness to enter into the Merger Agreement.

The Stock Option is exercisable, in whole or in part, only upon the occurrence of both a “Triggering Event” (as defined in the Stock Option Agreement) and an “Exercise Event” (as defined in the Stock Option Agreement) prior to termination of the Stock Option.

The Stock Option Agreement will expire upon the earlier of any of the following: (i) the Effective Time of the Merger, or (ii) termination of the Merger Agreement prior to the occurrence of a Triggering Event, or (iii) termination of the Merger Agreement due to the breach of, or a default under, the Merger Agreement by First Banks or its affiliates or the failure of First Banks or its affiliates to satisfy a condition to closing of the Merger Agreement, or (iv) termination of the Merger Agreement occurring after the occurrence of a Triggering Event if no Exercise Event has occurred within six months of the occurrence of the Triggering Event.

A Triggering Event, the occurrence of which serves as a condition precedent to the exercise of the Stock Option, occurs if: (i) any offer or proposal is made to the Company or the Bank by any person other than First Banks or an affiliate of First Banks, without having received First Banks' prior written consent, to enter into any transaction or series of transactions that would constitute an Acquisition Proposal (as defined in the Stock Option Agreement); (ii) any acquisition is made by any person (excluding officers and directors of the Company or its subsidiaries) other than First Banks, any affiliate of First Banks, or any Company subsidiary acting in a fiduciary capacity, of beneficial ownership or the right to acquire beneficial ownership of 25% or more of the outstanding shares of Coast Stock; (iii) any recommendation is made by the Board of Directors of the Holding Company that the Holding Company’s stockholders approve or accept any Acquisition Proposal other than as contemplated by the Merger Agreement, or any withdrawal is made by the Board of Directors of the Holding Company of its recommendation or any failure to recommend that the stockholders of the Holding Company approve the Merger Agreement and the Merger; or (iv) a filing of any application or notice is made with the Federal Deposit Insurance Corporation or other federal or state bank regulatory authority by any person other than First Banks or an affiliate of First Banks, other than in connection with a transaction to which First Banks has given its prior written consent, which application or notice has been accepted for processing, for approval to engage in an Acquisition Proposal.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Recent Developments, continued.

Merger Transaction, continued. An Acquisition Proposal includes any proposal or offer relating to any transaction or series of related transactions (other than the Merger) involving any (A) acquisition or purchase from the Company by any person or group of more than a 25% interest in the total outstanding voting securities of the Company or any subsidiary, or (B) exchange or tender offer involving the Company which, if consummated, would result in any person beneficially owning 25% or more of any class of outstanding voting securities of the Company, or (C) merger, consolidation, business combination or similar transaction involving the Company, or (D) any sale, lease (other than in the ordinary course of business), exchange, transfer, license (other than in the ordinary course of business), acquisition or disposition of more than 25% of the business or assets of the Company, or (E) any dissolution or liquidation of the Company, or (F) any other transaction similar to the foregoing.

Notwithstanding the occurrence of a Triggering Event, the Stock Option will become exercisable thereafter only if an Exercise Event has occurred prior to the termination of the Stock Option. An Exercise Event generally includes an acquisition by a third party of 50% or more of the outstanding Coast Stock or the consummation of an Acquisition Proposal, except that the percentage referred to above shall be 50%.

As more fully set forth in the Stock Option Agreement, First Banks has the right under specified circumstances to require the Holding Company to repurchase the Stock Option or such Coast Stock. In addition, the Stock Option Agreement provides the holders of the Stock Option with certain rights to require the Holding Company to register the Coast Stock acquired by or issuable upon the exercise of the Stock Option under the Securities Act of 1933, as amended.

The foregoing is a summary description of the Stock Option Agreement and does not purport to be complete and is qualified in its entirety by reference to the complete text of the Stock Option Agreement which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 6, 2007, which Stock Option Agreement is incorporated herein by reference.

Trends and Developments Impacting Our Recent Results

Certain trends and developments have occurred that are important to understanding our recent results and that are potentially significant in accessing future performance.

Cease and Desist Order. On or about May 24, 2007, Coast Bank agreed to the entry of a “Cease and Desist” Order by the FDIC and the OFR. The Bank is working diligently to achieve full compliance with the order as quickly as possible. The C&D is a formal action by the FDIC or OFR for the Bank to take corrective measures in a number of areas. The C&D does not restrict Coast Bank from transacting banking business. The Bank continues to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits, and processing banking transactions. All customer deposits remain fully insured to the highest limits set by the FDIC.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Trends and Developments Impacting Our Recent Results, continued.

Cease and Desist Order, continued. The issuance of the C&D followed an on-site Safety and Soundness examination of Coast Bank conducted by the FDIC and OFR after the January 19, 2007 announcement of certain issues affecting the Coast Bank residential construction-to-permanent loan portfolio. The C&D is based on the findings of this examination as of January 29, 2007. Coast Bank has worked pro-actively with both the FDIC and OFR since the discovery of the issues regarding the residential construction loan program

The Company believes that is in compliance with the C&D. Among other requirements, the C&D specifically directs the Bank to retain experienced management, including a new CEO and Senior Lender, with certain qualifications by July 23, 2007. The Bank has requested an extension on this requirement pending the anticipated merger transaction with First Banks, Inc. In the interim it is expected that Anne Lee will continue as the acting President and CEO of the Company and the Bank.

Change in Management. Effective May 25, 2007, the Holding Company and the Bank terminated Brian F. Grimes from his position as President and Chief Executive Officer of each because, among other things, provisions in the C&D required that the Bank to have a President and Chief Executive Officer with certain specified qualifications and experience that we did not believe Mr. Grimes to possess. Mr. Grimes retains his position as a director of both the Holding Company and the Bank. Under the terms of Mr. Grimes employment agreement, he is entitled to three years severance pay and a tax gross-up, or approximately $557,100. However, due to the current status of Coast Bank, any request for post-termination payments require the approval of the FDIC. Because this decision rests outside of Coast Bank, we cannot determine the likelihood of payment.

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

In addition, we analyzed our residential construction portfolio by contemplating additional concentrations of loans for investment purposes, builder concentrations, product characteristics, local economic conditions, residential real estate market conditions, and credit worthiness of our Borrowers. As of December 31, 2006 we identified $87 million of outstanding balances on performing residential construction loans where the financing by borrowers was primarily for investment purposes. Due to their product characteristics and the current real estate market conditions, an additional provision of $7 million was made to the allowance for loan losses in the fourth quarter of 2006. As of June 30, 2007, the outstanding balance of these residential construction loans was $55.2 million, of which $14.1 million are currently non-performing. This nonperformance is primarily a result of local real estate market conditions hampering the ability of these borrowers to liquidate their investments. Of these 42 non-performing loans, unfunded commitments total $1.4 million.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Trends and Developments Impacting Our Recent Results, continued.

Impact of loan impairment. Although we believe we use the best information available to make determinations with respect to the allowance for credit losses and that our current allowance for loan losses is adequate for such purposes; future adjustments may be necessary if the assumptions used in making our initial determinations prove to be incorrect. In determining the appropriate allowance for the Affected Loans, we evaluated each loan on the basis of the status and progress of construction, the amounts needed to complete construction, the draws available, the deficiencies, if any, and the current performance of the Borrowers under each loan. We then estimated a potential default rate based on construction completion and borrower credit worthiness. If these estimates and the underlying analyses are not correct, then future adjustments may be necessary for these purposes as well.

This impairment in our residential construction portfolio will continue to have an impact on our profitability in the foreseeable future. In addition to the loan loss provision, certain expenses related to this impairment will be recorded as incurred. These expenses include legal fees, consulting, public relations and other professional services, salaries and benefits related to the administration and workout of these loans, and other expenses. For the three and six-month periods ended June 30, 2007 we have expensed approximately $705,000 and $1.4 million of these related expenses. Because the Company is still evaluating the extent to which any workouts may be required and have not completed the full investigation of certain other aspects relating to the Affected Loans, the Company continues to be unable to provide any reasonable estimate of the final amount of these out-of-pocket expenditures. However, we do anticipate that they will be substantial.

Other Non-CCI Related Loans Matters.

The Company recently has been informed by a local builder, which has been hired to build the homes for a number of the Bank’s borrowers who have loans with characteristics similar to the Affected Loans, that it may not be able to fulfill its obligations with respect to certain borrowers. Approximately 24 loans are impacted, of which 12 related to homes for which a certificate of occupancy has been issued and 12 of which are under construction. With respect to the 12 homes for which a certificate of occupancy has been issued, the total principal amount outstanding is approximately $4.5 million, the total outstanding liens on these properties are approximately $146,000, and the aggregate amount available in the related LIP accounts is approximately $61,000. With respect to the 12 homes for which a certificate of occupancy has not yet been issued, the total principal amount outstanding is approximately $4.4 million, the total outstanding liens on these properties are approximately $298,000, and the aggregate amount available in the related LIP accounts is approximately $147,000. Of the $21.0 million provision taken to the Bank’s allowance for loan losses taken in December 2006, $7.0 million was for loans with characteristics similar to the Affected Loans. The loans to this local builder were a part of that provision. We will work with this builder to attempt to resolve these issues in a cost effective manner.

Other Noninterest Expense Items. The Company also has incurred significant professional fees and expenses during the past six months in connection with (a) the workout of the Affected Loans and loans with similar characteristics, including expenses related to the negotiation of the workouts and, in certain circumstances, the prosecution of foreclosure actions, (b) defending legal actions brought against the Holding Company and the Bank which relate to, are the result of, or based on the facts surrounding the impairment to our residential construction loan portfolio that we experienced in the first quarter of 2007 (“Loan Impairment”), including the Affected Loans and other loans with similar characteristics, which legal actions are identified in greater detail in Part II, Section 1 of this Form 10-Q, (c) the investigation undertaken by the Special Committee of the

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Trends and Developments Impacting Our Recent Results, continued.

Board of Directors charged with reviewing the facts and circumstances underlying the Loan Impairment, including the Affected Loans and other loans with similar characteristics, (d) regulatory compliance matters relating to the Loan Impairment, including those related to the C&D and the corrective actions required thereby, and (e) our evaluation of the strategic alternatives available to the Company and its stockholders, including the process of soliciting, reviewing, evaluating and considering such alternatives, which expenses included those associated with due diligence reviews and the negotiation of potential transaction.

These expenses have come in the form of legal expenses, financial advisory fees, and other professional fees. These fees have been approximately $1.0 million and $1.7 million for the three and six months ended June 30, 2007, of which the legal expenses accounted for approximately $730,000 and $1.3 million, respectively, of such fees.

Other Adverse Developments Relating To the Bank’s Financial Condition. Since the discovery of and the taking of the loan loss provision following our analysis of the residential construction loan portfolio, including the Affected Loans and other related construction-to-permanent loans with similar characteristics, the on-site Safety and Soundness examination conducted in January 2007, and the subsequent issuance of the C&D, the Bank has experienced the following adverse consequences as a result thereof:

•

FDIC Premium Increase – Due to the Bank’s rating being lowered and the capital category moving to “under capitalized”; the FDIC assessment calculation changed in April 2007 from 28 bps to 43bps. This has substantially increased the amount that the Bank must pay to insure its deposits.

•

Change in Capital Category – At the end of April 2007, the Bank’s capital category changed from adequately capitalized to “under capitalized”. This was due to its high operating expenses. A notification was submitted to the banking regulators to inform them of the change in capital category. The banking regulators have confirmed our new category position and have advised the Bank that various operating restrictions now apply to the Bank. In particular, for so long as the Bank remains under capitalized, it may not accept brokered deposits, it may not increase its average assets on a quarterly basis, and it is required to submit a capital restoration plan to the FDIC.

•

FHLB – Change in Terms – On June 28, 2007 the FHLB sent a letter to the Bank informing it of a change in terms in the provisions in the FHLB Credit Availability Letter to the Bank, dated November 21, 2005. This change states that all future credit applications will be reviewed on a case-by-case basis as provided in the Advances and Security Agreement between the Bank and the FHLB.

•

FNMA—Change in Terms – In July 2007, the Bank was notified that upon renewal of its Master Agreement with FNMA, that as of August 1, 2007, FNMA will not honor the Bank’s Alt A variance until the Bank’s capital position returns to a status of “well capitalized.”

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss on a consolidated basis the operating results and financial condition of the Company for the three and six -month periods ended June 30, 2007 and 2006. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations. You should read this discussion together with your review of our condensed consolidated financial statements and the related notes contained herein.

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006

Results of Operations

General. For the three months ended June 30, 2007, the Company reported a net loss of approximately $18.7 million, or basic and diluted losses per share of $2.88 compared to a net loss of approximately $704,000, or basic and diluted losses per share of $0.11 for the three months ended June 30, 2006. The increase in net loss was attributable primarily to a tax provision to create a valuation allowance for our deferred tax asset. Other reasons are a decrease in net interest income in addition to an increase in non interest expense as well as an increase in the provision for loan losses. The decrease in our net interest income was primarily related to the increase in non-performing loans, as well as an increase in deposit costs. The increase in noninterest expense was primarily due to the expenses incurred in the three months ending June 30, 2007 related to the impairment in our residential construction portfolio, analysis of our strategic options, as well as expense incurred in association with the operation of three of our twenty branch locations that have been opened since June 30, 2006. The expenses associated with the impairment in our residential construction portfolio include legal fees, consulting, public relations and other professional services, salaries and benefits related to the administration and workout of these loans, and other expenses. The increase in loan loss provision was primarily due to a single commercial real estate loan in the process of foreclosure. Coast Bank took the additional provision on this loan in recognition of the depressed real estate market for such properties.

Net Interest Income. Net interest income decreased to $2.3 million during the three months ended June 30, 2007, from $4.2 million for the same period in 2006. This decrease was due primarily to an increase in average interest-bearing liabilities to $707 million during the three months ended June 30, 2007, compared to $486 million for the three months ended June 30, 2006 and an increase in non-performing loans. This was partially offset by an increase in average interest-earning assets to $759 million during the three months ended June 30, 2007, compared to $550 million during the same period in 2006, although our non-performing loans increased to $63.7 million at June 30, 2007. The two branches opened after June 30, 2006 accounted for $317,000 in interest expense for the three months ended June 30, 2007.

Interest on loans for the three months ended June 30, 2007 was $9.1 million, compared to $8.1 million for the three months ended June 30, 2006. The increase in interest on loans was primarily due to an increase in the average loan balance to $593 million, during the three months ended June 30, 2007 compared to $452 million for the three months ended June 30, 2006. The increase in average loan balance was offset by a reduction in average yield on loans of 6.17% during the three months ended June 30, 2007 compared to 7.19% for the three months ended June 30, 2006. This reduction was primarily attributable to the $63.7 million of non-performing loans at June 30, 2007 compared to $1.1 million at June 30, 2006.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006, Continued

Net Interest Income, continued. Interest on securities increased to $1.4 million during the three months ended June 30, 2007, from $1.0 million for the same period in 2006. The increase in interest income on securities was primarily due to an increase in the average balance of securities to $111.5 million during the three months ended June 30, 2007, from $89.9 million for the three months ended June 30, 2006, complemented by an increase in average yield on securities to 5.03% for the three months ended June 30, 2007, compared to 4.55% for the three months ended June 30, 2006.

Interest expense on interest-bearing liabilities increased to $9.0 million during the three months ended June 30, 2007, compared to $5.0 million during the three months ended June 30, 2006. The increase was primarily due to an increase in the average balance of interest bearing liabilities to $707 million during the three months ended June 30, 2007 from $486 million during the same period in 2006, in addition to a 0.96% increase in rate for the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The increase in rate was primarily driven by an increase in deposit offering rates necessary to supplement our funding needs. Included in our interest bearing liabilities for the three months ended June 30, 2007, were average balances of $32 million in brokered deposits with an average rate of 5.50%, as well as average balances of $83 million in time deposits that have been generated outside of our primary market area through an online trading network, with an average rate of 5.58%. For the three months ended June 30, 2006, Coast Bank did not have any brokered deposits, and held average balances of $3.8 million in time deposits generated outside of our primary market area through an online trading network, with an average rate of 3.61%.

Provision for Loan Losses. The provision for loan losses was $739,000 for the three months ended June 30, 2007 compared to $174,000 for the three months ended June 30, 2006. A significant portion of the increased provision for loan losses is a single commercial real estate loan. The bank took the additional provision on this loan in recognition of the depressed real estate market for such properties, based on a current appraisal. On May 2, 2007, Coast Bank entered into an agreement with this borrower to forbear payments for one year to continue development of this property subject to certain milestones under the agreement, and an up-front payment of $370,000 from the borrower.

At June 30, 2007 and 2006, we had total net portfolio loans of approximately $554 million and $479 million respectively. The allowance for loan losses was $26.7 million and $3.4 million at June 30, 2007 and 2006, respectively, representing 4.61% and 0.71% of total net loans at the end of each period.

Noninterest Income. Noninterest income decreased to $535,000 for the three months ended June 30, 2007 compared to $563,000 for the three months ended June 30, 2006. The decrease was primarily due to the decrease in gains recognized on the sale of loans held for sale. During the three months period ending June 30, 2007, we sold $17.7 million in loans for a gain of $365,000 compared to sales of $21.0 million during the three months period ending June 30, 2006 for a gain of $433,000.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006, Continued

Noninterest Expenses. Noninterest expense increased to $7.1 million for the three months ended June 30, 2007 compared to $5.6 million for the three months ended June 30, 2006. Increases in noninterest expense for the three months ended June 30, 2007 compared to the same period in 2006 were attributable to an increase of $735,000 in professional fees, an increase of $671,000 in FDIC and state assessments, an increase of $181,000 in net occupancy expenses, and an increase of $95,000 in employee compensation and benefits. The primary reason for the increase in professional fees for the three months ending June 30, 2007 compared to the three months ending June 30, 2006 was for legal expenses related to assessment and workout of the Affected Loans, and expenses related to the evaluation of our strategic alternatives. The increase in FDIC and state assessments was due to the passing of the Deposit Reform Act and the resulting assessments based on our risk grouping. Prior to January 1, 2007, the Company paid a Financing Corporation (“FICO”) quarterly debt service assessment fee. With the passing of the Deposit Reform Act taking effect January 1, 2007 the Company, in addition to the FICO service assessment fee, has begun making FDIC Deposit Assessment accruals for payments that are charged in arrears. The FDIC Deposit Assessment recognized as a result of the January 1, 2007 enactment of the FDIC Deposit Assessment the Company that has been recorded to other noninterest expense in the quarter ending June 30, 2007 was approximately $660,000. In addition employee compensation and benefits as well as net occupancy expenses increased for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, due to the Company’s branch expansion. The Company had twenty operating retail branches at June 30, 2007 compared to seventeen at June 30, 2006.

Income Taxes. The income tax provision for the three months ended June 30, 2007 was $13.7 million, which equates to an effective rate of (274.1)% compared to a tax benefit of $353,000 for the three months ended June 30, 2006, which equates to an effective rate of 33.4%. This provision was the result of a valuation allowance applied against our $15.6 million deferred tax asset, based on the current operating performance of the Company. Due to the declining net interest margin and continuing high levels of noninterest expense that stem primarily from credit failures in our residential construction lending program, we can no longer assert to the degree required under generally accepted accounting principles that we will be able to realize the future benefit of this asset.

The resulting provision for income taxes does not signify a current or future cash obligation of the Company, and does not have an impact on our equity for regulatory capital adequacy purposes.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended June 30, 2007 and 2006, Continued

Average Balances and Average Rates. The following table sets forth, for the three months ended June 30, 2007 and 2006, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	Three Months Ended
	June 30, 2007			June 30, 2006
	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)
	(dollars in thousands)
Interest-earning assets:
Loans (3)	$592,686	9,120	6.17%	$452,021	8,098	7.19%
Investment securities (4)	111,517	1,397	5.03	89,925	1,020	4.55
Other interest-earning assets (5)	54,528	730	5.37	7,787	97	4.99

Total interest-earning assets	758,731	11,247	5.95	549,733	9,215	6.72

Total noninterest earning assets	32,713			43,824

Total assets	$791,444			$593,557

Interest-bearing liabilities:
NOW	$38,023	253	2.67	$42,624	263	2.47
Money market	22,750	231	4.07	45,307	438	3.87
Savings	25,876	288	4.47	4,557	6	0.52
Time	596,329	7,957	5.35	366,716	4,108	4.49

Total interest-bearing deposits	682,978	8,729	5.13	459,204	4,815	4.21
Other borrowings	24,416	268	4.40	26,985	208	3.09

Total interest-bearing liabilities	707,394	8,997	5.10	486,189	5,023	4.14

Total noninterest bearing liabilities	31,184			34,735

Total liabilities	738,578			520,924
Stockholders’ equity	52,866			72,633

Total liabilities and shareholders’ equity	$791,444			$593,557

Net interest income		$2,250			$4,192

Interest-rate spread (6)			0.85%			2.58%

Net interest margin (7)			1.19%			3.06%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			1.13

(1)	Average balance represents the average daily balance for the quarters ended June 30, 2007 and 2006.
(2)	Annualized for the three months ended.
(3)	Non-accruing loans are included in computation of average balance.
(4)	Primarily taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Includes FHLB stock.
(5)	Includes federal funds sold and securities purchased under agreements to resell.
(6)	Interest-rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006

General. For the six months ended June 30, 2007, the Company reported a net loss of approximately $21.1 million, or basic and diluted losses per share of $3.25 compared to a net loss of approximately $1.0 million, or basic and diluted losses per share of $0.16 for the six months ended June 30, 2006. The increase in net loss was attributable primarily to a tax provision to create a valuation allowance for our deferred tax asset. Other reasons are an increase in noninterest expenses in addition to a decrease in noninterest income as well as an increase in the provision for loan losses. The increase in noninterest expense was primarily due to the expenses incurred in the six months ending June 30, 2007 related to the impairment in our residential construction portfolio, the analysis of our strategic options, as well as expense incurred in association with the operation of three of our twenty branch locations that have been opened since June 30, 2006. The expenses associated with the impairment in our residential construction portfolio include legal fees, consulting, public relations and other professional services, salaries and benefits related to the administration and workout of these loans, and other expenses. A significant portion of the increase in loan loss provision was for a single commercial real estate loan. Coast Bank took the additional provision on this loan in recognition of the depressed real estate market for such properties, based on a current appraisal. On May 2, 2007, Coast Bank entered into an agreement with this borrower to forbear payments for one year to continue development of this property subject to certain milestones under the agreement, and an up-front payment of $370,000 from the borrower.

Net Interest Income. Net interest income decreased to $6.0 million during the six months ended June 30, 2007, from $8.2 million for the same period in 2006. This decrease was due primarily to an increase in average interest-bearing liabilities to $698 million during the six months ended June 30, 2007, compared to $470 million for the six months ended June 30, 2006 and an increase in non-performing loans. This was partially offset by an increase in average interest-earning assets to $752 million during the six months ended June 30, 2007, compared to $536 million during the same period in 2006, although our non-performing loans increased by $63.7 million during the three months ended June 30, 2007. The two branches opened after June 30, 2006 accounted for $466,000 in interest expense for the six months ended June 30, 2007.

Interest on loans for the six months ended June 30, 2007 was $19.1 million, compared to $15.1 million for the six months ended June 30, 2006. The increase in interest on loans was primarily due to an increase in the average loan balance to $595 million, during the six months ended June 30, 2007 compared to $431 million for the six months ended June 30, 2006. The increase in average loan balance was offset by a reduction in average yield on loans of 6.49% during the six months ended June 30, 2007 compared to 7.09% for the six months ended June 30, 2006. This reduction was primarily attributable to the $63.7 million of non-performing loans at June 30, 2007 compared to $1.1 million at June 30, 2006.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006, Continued

Net Interest Income, continued. Interest on securities increased to $2.6 million during the six months ended June 30, 2007, from $1.9 million for the same period in 2006. The increase in interest income on securities was primarily due to an increase in the average balance of securities to $105.6 million during the six months ended June 30, 2007, from $87.9 million for the six months ended June 30, 2006, complemented by an increase in average yield on securities to 5.00% for the six months ended June 30, 2007, compared to 4.46% for the six months ended June 30, 2006.

Interest expense on interest-bearing liabilities increased to $17.1 million during the six months ended June 30, 2007, compared to $9.3 million during the six months ended June 30, 2006. The increase was primarily due to an increase in the average balance of interest bearing liabilities to $698 million during the six months ended June 30, 2007 from $470 million during the same period in 2006, in addition to a 0.96% increase in rate for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in rate was primarily driven by an increase in deposit offering rates necessary to supplement our funding needs. Included in our interest bearing liabilities for the six months ended June 30, 2007, were average balances of $38 million in brokered deposits with an average rate of 5.50%, as well as average balances of $64 million in time deposits that have been generated outside of our primary market area through an online trading network, with an average rate of 5.58%. For the six months ended June 30, 2006, Coast Bank did not have any brokered deposits, and held average balances of $5 million in time deposits generated outside of our primary market area through an online trading network, with an average rate of 3.61%.

Provision for Loan Losses. The provision for loan losses was $2.2 million for the six months ended June 30, 2007 compared to $307,000 for the six months ended June 30, 2006. A significant portion of the increased provision for loan losses is a provision for a single commercial real estate loan. Coast Bank took the additional provision on this loan in recognition of the depressed real estate market for such properties, based on a current appraisal. On May 2, 2007 Coast Bank entered into an agreement with this borrower to forbear payments for one year to continue development of this property subject to certain milestones under the agreement, and an up-front payment of $370,000 from the borrower.

At June 30, 2007 and 2006, we had total net portfolio loans of approximately $554 million and $479 million respectively. The allowance for loan losses was $26.6 million and $3.4 million at June 30, 2007 and 2006, respectively, representing 4.61% and 0.71% of total net loans at the end of each period.

Noninterest Income. Noninterest income increased to $1.2 million for the six months ended June 30, 2007 compared to $1.1 million for the six months ended June 30, 2006. The increase was primarily due to the increase in service charges on deposit accounts.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006, Continued

Noninterest Expenses. Noninterest expense increased to $13.9 million for the six months ended June 30, 2007 compared to $10.6 million for the six months ended June 30, 2006. Increases in noninterest expense for the six months ended June 30, 2007 compared to the same period in 2006 were attributable to an increase of $1.3 million in professional fees, an increase of $868,000 in FDIC and state assessments, an increase of $597,000 in employee compensation and benefits, and an increase of $566,000 in net occupancy expenses. The primary reason for the increase in professional fees for the six months ending June 30, 2007 compared to the six months ending June 30, 2006 was expenses related to assessment and workout of the Affected Loans. The increase in FDIC and state assessments was due to the passing of the Deposit Reform Act and the resulting assessments based on our risk groupings.

Prior to January 1, 2007, the Company paid a Financing Corporation (“FICO”) quarterly debt service assessment fee. With the passing of the Deposit Reform Act taking effect January 1, 2007 the Company, in addition to the FICO service assessment fee, has begun making FDIC Deposit Assessment accruals for payments that are charged in arrears. The FDIC Deposit Assessment recognized as a result of the January 1, 2007 enactment of the FDIC Deposit Assessment the Company that has been recorded to other noninterest expense in the six month period ending June 30, 2007 was approximately $846,000. In addition, employee compensation and benefits as well as net occupancy expenses increased for the six-months ended June 30, 2007 compared to the six months ended June 30, 2006, due to the Company’s branch expansion. The Company had twenty operating retail branches at June 30, 2007 compared to seventeen at June 30, 2006.

Income Taxes. The income tax provision for the six months ended June 30, 2007 was $12.3 million, which equates to an effective rate of (139.7)% compared to a tax benefit of $526,000 for the six months ended June 30, 2006, which equates to an effective rate of 34.1%. This provision was the result of a valuation allowance applied against our $15.6 million deferred tax asset, based on the current operating performance of the Company. Due to the declining net interest margin and continuing high levels of noninterest expense that stem primarily from credit failures in our residential construction lending program, we can no longer assert to the degree required under generally accepted accounting principles that we will be able to realize the future benefit of this asset.

The resulting provision for income taxes does not signify a current or future cash obligation of the Company, and does not have an impact our equity for regulatory capital adequacy purposes.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Six-Month Periods Ended June 30, 2007 and 2006, Continued

Average Balances and Average Rates. The following table sets forth, for the six months ended June 30, 2007 and 2006, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	Six Months Ended
	June 30, 2007			June 30, 2006
	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)
	(dollars in thousands)
Interest-earning assets:
Loans (3)	$594,510	19,135	6.49%	$430,837	15,143	7.09%
Investment securities (4)	105,569	2,618	5.00	87,886	1,945	4.46
Other interest-earning assets (5)	52,175	1,375	5.31	17,143	389	4.58

Total interest-earning assets	752,254	23,128	6.20	535,866	17,477	6.58

Total noninterest earning assets	33,982			43,289

Total assets	$786,236			$579,155

Interest-bearing liabilities:
NOW	$40,089	545	2.74	$39,699	441	2.24
Money market	28,849	602	4.21	46,038	803	3.52
Savings	26,230	588	4.52	4,628	12	0.52
Time	569,694	14,620	5.18	353,332	7,619	4.35

Total interest-bearing deposits	664,862	16,355	4.96	443,697	8,875	4.03
Other borrowings	33,256	727	4.40	26,537	387	2.94

Total interest-bearing liabilities	698,118	17,082	4.93	470,234	9,262	3.97

Total noninterest bearing liabilities	33,552			35,911

Total liabilities	731,670			506,145
Stockholders’ equity	54,566			73,010

Total liabilities and shareholders’ equity	$786,236			$579,155

Net interest income		$6,046			$8,215

Interest-rate spread (6)			1.27%			2.61%

Net interest margin (7)			1.62%			3.09%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.08			1.14

(1)	Average balance represents the average daily balance for years to date ended June 30, 2007 and 2006.
(2)	Annualized for the six months ended.
(3)	Non-accruing loans are included in computation of average balance.
(4)	Primarily taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Includes FHLB stock.
(5)	Includes federal funds sold and securities purchased under agreements to resell.
(6)	Interest-rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Our total assets increased 3.1% to $742 million at June 30, 2007, compared to $720 million at December 31, 2006. Our asset growth was primarily the result of the growth in federal funds sold during this period. Book value per share at June 30, 2007 was $5.54 compared to $8.78 at December 31, 2006. The increase in our securities portfolio was done to preserve our liquidity position and to prepare for the maturity and non-renewal of our brokered deposits.

Our net loans decreased 1.6%, to $554 million at June 30, 2007, compared to $563 million at December 31, 2006. Of the total, portfolio loans consisted of approximately $12.7 million in commercial loans, approximately $125.2 million in commercial real estate loans, approximately $257.3 million in residential real estate loans, approximately $127.6 million in residential construction loans and approximately $56.1 million in consumer and other loans, net of deferred cost and allowance for loan losses of approximately $24.4 million. The allowance for loan losses increased from $25.7 million at December 31, 2006 to $26.7 million at June 30, 2007. The allowance for loan losses at June 30, 2007 was 4.61% of portfolio loans.

Liquidity and Capital Resources

The Company’s primary source of cash during the six months ended June 30, 2007, was from principal repayments and calls of securities available for sale of approximately $188 million, net deposit inflows of approximately $76.7 million, and proceeds from Federal Home Loan Bank advances of approximately $10.0 million. Cash was used primarily to purchase securities of approximately $174.5 million, and to repay Federal Home Loan Bank advances $41.0 million. Management will continue to attempt to acquire short-term deposits and low cost transaction accounts. At June 30, 2007, Coast Bank met its regulatory liquidity requirements.

The Holding Company’s outstanding cash and due from banks at June 30, 2007 was $259,000. It is unlikely that the Holding Company’s available funds will be sufficient to cover its operating expense obligations through the date of the closing of the Merger. In order to cover any such potential deficiency, the Company is currently negotiating a bridge loan from one of its directors and has received a commitment from First Banks for the Lines of Credit. As part of the Merger Agreement, First Banks has agreed to provide a loan to the Holding Company to provide the funds necessary to continue its operations during the interim period. This loan will be secured by Coast Bank stock. This agreement has not yet been finalized, and the Holding Company must first obtain approval from the Federal Reserve prior to taking on any debt . Pending the receipt of such approvals, AMI Holdings, Inc., a corporation beneficially owned by James K. Toomey, a director of the Holding Company, has agreed to provide a 90-day bridge loan of $250,000 to the Holding Company. Interest on the bridge loan would be at a rate of 6% per annum. This agreement has not yet been finalized, but preliminary approval of the loan has been obtained from the Federal Reserve.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Liquidity and Capital Resources, continued

As part of the Company’s liquidity management, Coast Bank accepted brokered deposits in January 2007. Coast Bank has obtained a waiver from the FDIC for these deposits. As of June 30, 2007 Coast Bank held $27.3 million in brokered deposits at an average rate of 5.50%, with a weighted average remaining maturity of 2.1 months. In addition to the brokered deposits, Coast Bank held $83.0 million in time deposits that have been generated outside of our primary market area through an online trading network, with an average rate of 5.58% and an average maturity of 9.89 months. Coast Bank does not anticipate generating any additional brokered deposits or deposits generated through the online trading network at this time. Additionally, Coast Bank does not intend to renew the brokered deposits, and anticipates covering these maturities with available federal funds sold and retail branch deposits.

Coast Bank also has a federal funds purchase line of credit through the Independent Bankers Bank “IBB” of $4,000,000 available. No amounts are currently outstanding under this line of credit. In addition, Coast Bank has an agreement with IBB by which we can sell securities under agreement to repurchase substantially identical securities. There currently are no securities outstanding under this agreement.

Under the terms of the Merger Agreement with First Banks, its wholly-owned subsidiary has agreed to provide liquidity support for Coast Bank. This support is expected to be accomplished with a loan agreement collateralized by residential 1-4 family loans, and will provide for up to $75 million in borrowing capacity. This loan is expected to have a six month term at LIBOR + 2.25%. This agreement has not yet been finalized.

Coast Bank also has a limited ability to borrow funds from the FHLB to supplement its liquidity needs. Coast Bank currently has a borrowing capacity with the FHLB based on the pledge and delivery of investment securities of which $10 million had been borrowed as of June 30, 2007. This advance was subsequently paid off on July 20, 2007. Coast Bank currently has no outstanding borrowings with the FHLB.

At June 30, 2007 and December 31, 2006, stockholders’ equity was approximately $36.1 million (or 4.9% of total assets), and $57.2 (or 7.9% of total assets), respectively. Book value per common share was $5.54 at June 30, 2007, compared to $8.78 at December 31, 2006.

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

Off-Balance Sheet Financial Instruments, continued

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

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate. The following table is a summary of the amounts of the financial instruments, with off-balance sheet risk, at June 30, 2007 (in thousands):

Contract Amount
Commitments to extend credit	$651

Standby letters of credit	$108

Unused lines of credit	$45,102

Unfunded construction loans	$83,925

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months with the exception of the Affected Loans. The funding of the Affected Loan commitments will be dependent upon individual resolution efforts with each borrower.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Selected Ratios

The following are presented for the dates and periods indicated:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006	Six Months Ended June 30, 2006
Average equity as a percentage of average assets	6.94%	11.44%	12.61%
Equity to total assets at end of period	4.86%	7.94%	11.57%
Return on average assets (1)	(5.42)%	(2.75)%	(0.35)%
Return on average equity (1)	(78.13)%	(24.01)%	(2.81)%
Dividend payout ratio (2)	N/A	N/A	N/A

(1)	Annualized for the six months ended June 30.
(2)	The Company has not paid dividends on common stock since inception.

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

Except as described above, through August 3, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

FDIC and OFR Enforcement Matters.

On or about May 24, 2007, the Bank consented to the entry of an Order to Cease and Desist issued jointly by the FDIC and the OFR, which was based upon the findings of an examination of the Bank by the FDIC and OFR as of January 29, 2007. The terms of the C&D are summarized in a Form 8-K filed by the Company on May 25, 2007, which is incorporated herein by reference. The FDIC and OFR have advised counsel to the Company that their investigation of matters related to, or underlying, C&D are continuing and that the C&D may not be the only enforcement remedy that the banking regulators may pursue.

Securities and Exchange Commission Inquiry.

On or about May 17, 2007, the staff of the Miami Regional Office of the United States Securities and Exchange Commission (the “Staff”) notified the Company that it is conducting an informal inquiry concerning the Company. The Staff has requested that the Company provide it with certain documents and information relevant to its inquiry. The Company is voluntarily producing documents and information in response to its request.

Grand Jury Matters.

On or about May 16, 2007, the Company became aware that the United States Attorney’s Office for the Middle District of Florida is conducting a federal grand jury investigation involving matters related to the Affected Loans.

Securities Litigation.

The Holding Company and certain of its present and former officers were named as defendants in three purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”) alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (the “Securities Actions”). The first of the suits, Grand Lodge of Pennsylvania v. Brian P. Peters, et al., Case No. 8:07-cv-00479 was filed with the Court on March 20, 2007. The second suit, Troy Ratcliff v. Coast Financial Holdings, Inc., et al., Case No. 8:07-cv00504-RAL-MAP, was filed on March 26, 2007, and the third suit, Daniel Altenburg v. Coast Financial Holdings, Inc., et al., Case No. 8:07-cv-00642-T-17TGW, was filed on April 13, 2007. Each complaint was filed by purchasers of the Company’s common stock on behalf of themselves and on behalf of a putative class of purchasers of the Company’s common stock during a class period defined in each complaint. The class period in the Grand Lodge complaint is October 28, 2005 through January 19, 2007; the class period in the Ratcliff complaint is October 5, 2005 through January 25, 2007; and the class period in the Altenburg complaint is January 21, 2005 through January 19, 2007.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1. Legal Proceedings, continued

Although the allegations of the complaints differ somewhat, they generally allege that the defendants materially misled the investing public by issuing false and misleading statements and omitting to disclose material information concerning Coast Bank’s operation and performance of its residential lending department, particularly as it related to the Affected Loans. Each complaint seeks unspecified compensatory damages and other relief. On June 22, 2007, the Court entered an order consolidating the three cases, with the matter proceeding under the Grand Lodge docket, and appointing Troy Ratcliff and Daniel Altenburg as lead plaintiffs under the provisions of the Private Securities Litigation Reform Act of 1995. The lead plaintiffs are currently due to file a Consolidated Amended Complaint on August 20, 2007.

Borrower Litigation Regarding Affected Loans.

Beginning in June 2007, the Bank was named as a party in numerous complaints brought by borrowers under the Affected Loans. The lawsuits have been filed in the Florida state courts in Manatee, Sarasota, and Lee Counties. There are presently approximately 129 lawsuits pending, most if not all of which have been filed by a single law firm representing Borrowers with Affected Loans. In general, these lawsuits allege that the Bank made residential construction-to-permanent loans to Borrowers who had contracted for houses to be constructed by CCI and its affiliates while purportedly knowing that CCI was not in a financial position to complete construction and without disclosing these alleged facts to the Borrowers. The lawsuits further allege that the Bank improperly made disbursements on these loans to CCI and its affiliates.

The lawsuits assert claims for rescission, fraud, breach of fiduciary duty, and violations of Florida’s RICO statutes. Certain of the lawsuits also assert claims based upon the Bank’s construction loan agreements and construction lien laws. As relief, the lawsuits seek rescission of each Borrower’s loan documents with the Bank, unspecified compensatory damages, unspecified treble damages, and the repayment of certain sums paid by each Borrower on the loans.

In addition to the pending lawsuits described above, the Holding Company and the Bank anticipate that they may become subject to additional lawsuits or claims arising out of or related to the Affected Loans or loans with similar characteristics.

CCI Bankruptcy Claim.

On or about April 3, 2007, CCI filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 8:07-bk-02650-CPM. Schedule B to the petition lists as property of the debtor an $8 million contingent and unliquidated claim against “Coast Bank, Phil Coon, John Miller, American Mortgage Link and Solutions Processing.” The disclosure statement accompanying CCI’s plan of reorganization, filed on or about June 29, 2007, states an intention to pursue “an action against Coast Bank to recover 50% of the loss from all Coast Bank deals under the theory that every closed loan was a joint venture between Debtor and the Bank.” To the knowledge of the Company and the Bank, CCI has not yet filed a complaint against the Bank.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1. Legal Proceedings, continued

Horelik, et al. v. Palco Group Enterprises, et al.

The Bank has been named as a defendant in this lawsuit, which was filed in the United States District Court for the Middle District of Florida, Fort Myers Division, on or about May 4, 2007 and bears case number 2:07-cv-00288-JES-SPC. The plaintiffs in this action are a husband and wife who took out a residential construction-to-permanent loan from the Bank for a residence to be built by Enchanted Homes, Inc. (“Enchanted Homes”). Plaintiffs allege violations of the securities registration provisions and the antifraud provisions of the Securities Act of 1933 in connection with their acquisition of property and loan. As relief, plaintiffs seek rescission of all obligations in connection with the property, ancillary costs associated with the purchase of their property, and attorney fees and costs. The complaint has not been served on any defendant.

Peter Raimondi and Donna Raimondi v. Coast Bank of Florida.

The Bank is a defendant in this lawsuit, which was filed on June 11, 2007 in the Circuit Court of the Twentieth Judicial Circuit in and for Lee County, Florida and bears Case No. 07-CA-005671. The plaintiffs in this case are a husband and wife who took out a residential construction-to-permanent loan from the bank for a residence to be built by Enchanted Homes. Plaintiffs allege that they are entitled to a judgment declaring that the Bank is required to accept from them a deed in lieu of foreclosure on their loan.

Rubin, et al. v. Coppenger, et al.

On May 25, 2007, the Bank was named as a defendant in a third-party complaint filed in this action, which is pending in the Court of Common Pleas for Summit County, Ohio and bears case number CV-2006-07-4229. The third-party complaint is filed by several third-party plaintiffs against the Bank and several other third-party defendants alleging that the defendants engaged in a scheme to defraud them into purchasing residences to be constructed on real property in the Florida panhandle at prices in excess of the true value of the properties, with financing provided by various banks, including the Bank.

The third-party complaint alleges that all defendants are liable to all plaintiffs for the entire alleged scheme. It asserts 17 causes of action based on various state and federal law theories. The third party complaint seeks unspecified compensatory damages, punitive damages, the rescission or reformation of the loan contract, and attorney fees and costs. However, only one of the third-party plaintiffs is a borrower of the Bank, and that plaintiff’s loan was in the amount of roughly $1.3 million. The Bank has not yet responded to the third-party complaint.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1. Legal Proceedings, continued

City of Cape Coral v. Muir, et al.

The Bank is a defendant in this eminent domain action commenced by the City of Cape Coral, Florida on or about June 1, 2007 in the Circuit Court of the Twentieth Judicial Circuit in and for Lee County, Florida. The action bears case number 06-CA-005549. In this action the City of Cape Coral seeks to effect a taking of certain property, including a property upon which Coast holds a mortgage, for the purpose of building a municipal park and recreational facility. There is currently approximately $146,036 outstanding on the Bank’s mortgage on this property, and that mortgage is past due since June 2007. The Bank was served with process on or about July 20, 2007 and is due to respond on August 9, 2007.

Manatee County v. Hugh E. McGuire, Jr., et al. – The Bank is a defendant in this eminent domain action commenced by the Manatee County on or about July 30, 2007 in the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida. The action bears Case No. 2007-CA-4921. In this action Manatee County seeks to affect a taking of certain property, including a property upon which Coast Bank holds a commercial loan, for the purpose of constructing, reconstructing, widening, repairing and maintaining 17th Street West, Palmetto-Phase II, and for other right-of-way purposes, including but not limited to, sidewalks, drainage, retention and utility facilities, and drainage ditches, improving a public street, road, or highway as part of the public road system in Manatee County, Florida. This loan, which was approved under Regulation O because one of the borrowers is a director of the Bank, has a principal balance of approximately $282,700, and is currently performing. That Bank was served with process on or about August 6, 2007 and is due to respond on September 4, 2007.

Coast Bank of Florida v. Opteum Financial Services, LLC.

The Bank is a plaintiff in this suit, filed on June 14, 2007 in the Circuit Court for the Twelfth Judicial Circuit in and for Manatee County. In this suit, the Bank alleges that the Bank and Opteum Financial Services, LLC (“Opteum”) had an ongoing business relationship pursuant to which Opteum would underwrite certain residential construction-to-permanent loans, Coast would administer the loan through construction, and Opteum would fund the final draw and purchase the loans. The Bank alleges that Opteum has breached contractual and other obligations to fund the final draw and purchase the loans from Opteum. This claim involves 51 loans where a senior officer of Opteum Financial Services LLC (“Opteum”) signed an unconditional guarantee to buy the loans at the point where the home was completed and the loan converts to permanent financing. The Bank’s complaint asserts counts for specific performance, breach of contract, and other monetary relief.

On or about July 10, 2007, Opteum – now known as Orchid Island TRS, LLC – filed a notice of removal to the United States District Court for the Middle District of Florida, Tampa Division, where the case has been assigned Case No. 8:07-cv-01207-RAL-TBM. On July 27, 2007, Opteum filed a motion to dismiss the Bank’s complaint. The Bank will be filing a memorandum in opposition to this motion.

Foreclosure Actions Related to Residential Construction Loans

The Bank is, in the routine course of its business, the plaintiff in actions seeking to foreclose on commercial and residential loans. The Bank is currently a plaintiff in 17 foreclosure actions pertaining to Affected Loans and in 33 foreclosure actions related to loans with characteristics similar to those of the Affected Loans. In certain of these foreclosure matters, the defendants have raised affirmative defenses related to the enforceability of the loans or the circumstances of their making and counterclaims similar to the claims asserted in the above-described Borrower litigation regarding the Affected Loans.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1. Legal Proceedings, continued

General

In addition to the above, the Holding Company and the Bank are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business, such as claims to enforce liens, foreclose on loan defaults, claims involving the making and servicing of real property loans, and other issues incident to our business. Other than as described above and the anticipated institution of additional lawsuits or claims arising out of or related to the Affected Loans or loans with similar characteristics, management does not believe that there is any proceeding threatened or pending against the Holding Company or the Bank which, if determined adversely, would have a material effect on the business, results of operations, cash flows, or financial position of the Holding Company or the Bank.

Item 1A. Risk Factors

An investment in our common shares involves certain risks, including those identified and described in Item 1A. of the Company’s Annual Report of Form 10-K for the fiscal year ended December 31, 2006 (“Form 10-K”), as well as cautionary statements contained in this Form 10-Q under the caption “A Note About Forward Looking Statements” set forth in Part I, Item 2 of this Form 10-Q. There have been no material change in the risk factors previously disclosed in the Company’s Form 10-K other than have been described under the caption “A Note About Forward Looking Statements” set forth in Part I, Item 2 of this Form 10-Q and as set forth below.

•

Our future viability will be significantly affected by the legal and regulatory actions taken against us, as well as those legal actions that we have and may pursue. During the past few months, the Holding Company and the Bank have been sued or named in actions relating to the Affected Loans or other loans with similar characteristics, the Securities Actions, and other lawsuits identified in Part II, Section 1 of this Form 10-Q. It is possible that additional lawsuits may be filed against the Company which, if adversely determined, could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Further, the Company also has been named in or made a party to a number of regulatory proceedings, including the C&D and those regulatory actions or proceeding identified in Part II, Section 1 of this Form 10-Q. Because we are unable to predict the impact or resolution of the outstanding litigation and regulatory matters or to reasonably estimate the potential loss, if any, and no reserves have yet been established therefore. In this regard, we may determine in the future that it is necessary to establish such reserves and, if so established, could have a material adverse impact on our financial condition. Accordingly, our ability to successfully defend against claims asserted against us in various law suits arising out of the circumstances surrounding the Affected Loans or other loans with similar characteristics, or any regulatory action taken against us, as well as any unanticipated litigation, regulatory, or other judicial proceedings may have a substantial impact on the profitability of the Company.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1A. Risk Factors, continued

We also have instituted certain lawsuits and may instate others or make counterclaims, cross-claims, or third party claims in existing suits in an effort to assert our claims for damages arising out of the Affected Loans and other construction loans that have similarities to the Affected Loans. In particular, the Bank intends to, and has commenced action against any borrower who has failed to perform on their loan agreement, and has and will pursue any or all remedies available pursuant to the loan documents and applicable Federal and State laws, including foreclosure and pursuit of deficiencies.

Further, the Bank has commenced an action against Opteum Financial Services LLC (“Opteum”) seeking specific performance on a contract that the Bank alleges to require Opteum to buy certain residential construction-to-permanent loans defendant was contractually required to purchase. This claim, as described above in Part II, Section 1 of this Form 10-Q involves 51 loans in which Opteum has refused to take any of the loans that are converted to a permanent status. Our ability to successfully prosecute this action will have an impact on our results of operations.

•

We may be unable to meet all of the steps required to be taken under the C&D and the failure to do so could result in further regulatory action and operating restrictions. The Bank is currently operating under the C&D issued by the FDIC and OFR. The C&D was filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007 and is incorporated herein by reference.

Our future viability is subject our ability to successfully operate under the terms of the C&D issued by the FDIC and the OFR. The C&D requires the Bank to cease and desist from a number of practices identified therein and requires the Bank to take a number of affirmative steps including, among other things: (i) achieving and maintaining a Tier 1 capital to total assets ratio of 7.5% by November, 2007, (ii) developing a capital plan to maintain Total Risk Based Capital Ratio of at least 10%, (iii) eliminating or significantly reducing certain assets classified as “loss”, “doubtful”, or “substandard”, (iv) to implement a plan to evaluate certain “Special Mention” assets and correct certain deficiencies, and (v) formulating a plan to improve Bank earnings.

In order to comply with its regulatory requirements, the Company would need to raise substantial additional capital or significantly reduce its asset size. There is no guarantee that sufficient capital would be available at acceptable terms, if at all, when needed, or that the Company would be able to sell assets at terms favorable enough to accomplish its regulatory capital needs.

•

Our future viability may be dependant upon our ability to either consummate the Merger or to identify an alternative transaction or financing arrangement. The Company believes that consummation of the Merger is in the best interests of its stockholders and that it would provide both the Holding Company and the Bank with the funds necessary for the Holding Company to maintain its ongoing operational capital

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1A. Risk Factors, continued

needs and to provide the Bank with an additional source of liquidity. If the Merger were not to close, in order to comply with its regulatory requirements, the Company would need to raise substantial additional capital or significantly reduce its asset size. There is no guarantee that sufficient capital would be available at acceptable terms, if at all, when needed, or that the Company would be able to sell assets at terms favorable enough to accomplish its regulatory capital needs. In view of the foregoing, if the Merger were not to close, management of the Company would have substantial doubt about the Holding Company’s ability to continue as a going concern.

•

Our ability to consummate the Merger will be subject to the satisfaction of all of the closing conditions established in the Merger Agreement. Consummation of the Merger is subject to a number of conditions, including among others, the following: (i) approval of the Merger Agreement by the Company’s stockholders, (ii) receipt of all required governmental and regulatory approvals of the Merger and the merger of the Bank with and into First Bank (“First Bank”), a wholly-owned subsidiary of First Banks, (iii) there shall not have been certain additional adverse regulatory actions taken by banking regulators or other governmental agencies against the Company or the Bank, (iv) there shall not have been certain additional adverse legal proceedings commenced against the Company or the Bank, (v) the Company shall have satisfied certain financial requirements relating to the level of its adversely classified credits, and minimum levels of total assets, and (vi) the satisfaction of certain other customary closing conditions. If we are unable to satisfy these conditions, many of which are outside of our control, the Merger may not be consummated.

•

The purchase price to be paid for the Coast Stock in the Merger will directly influenced by our ability to successfully manage our non-performing loans and leases plus other real estate owned. Under the terms of the Merger Agreement, the Aggregate Merger Payment and, correspondingly, the Per Share Merger Price, may be adjusted if, on the Determination Date each of the following conditions exist:

•

the Company’s allowance for loan and lease losses plus its tangible equity is less than 75% of the Company’s non-performing loans and leases plus other real estate owned (such difference is referred to herein as the “Deficiency”), and

•	the Deficiency is greater than $1 million.

If each of the above conditions exists on the Determination Date, then the Aggregate Merger Payment will be reduced to the nearest $500,000 increment, upward or downward, to the full amount of the Deficiency and the Per Share Merger Price will be reduced accordingly. As a result, if we are unsuccessful in managing our loan portfolio, including the Affected Loans, within the parameters of our current tangible equity and loan loss allowance, the purchase price paid for the Coast Stock in the Merger may be less than $3.40 per share.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1A. Risk Factors, continued

•

The Holding Company needs to obtain sources of capital to fund its working capital requirements. The Holding Company has limited liquid assets available to it to fund its working capital requirements. The Holding Company’s outstanding cash and due from banks at June 30, 2007 was $259,000. Accordingly, it is unlikely that the Holding Company’s available funds will be sufficient to cover its operating expenses through the end of the next quarter. Because of the regulatory restrictions relating to the payment of dividends by the Bank to the Holding Company, the Bank is unable to serve as a source of working capital. Accordingly, we are negotiating the terms of a $250,000 bridge loan with AMI Holdings, Inc., a corporation beneficially owned by James K. Toomey, a director of the Holding Company, to provide funds to us for a 90-day period. Under the terms of the merger, First Banks has provided a loan commitment to the Holding Company for $1 million loan to cover operating expenses through the closing of the Merger, including the repayment of the bridge loan. Each loan would be secured by the Bank’s stock. Neither agreement has been finalized, and the Holding Company must first obtain approval from the Federal Reserve prior to taking on any debt. Although the bridge loan from AMI Holdings, Inc., has not yet been finalized, preliminary approval of the loan has been obtained from the Federal Reserve. If these loans should not be completed or approved, the Holding Company might not have any available sources of funds available to it from which it could finance it continued operations. If the loans are approved and the Merger should not be consummated, the Holding Company may default on the loan and subject the collateral to a foreclosure action.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits

The following exhibits are hereby filed with the Securities and Exchange Commission.

Exhibit No.		Description of Exhibit
2.1	—	Agreement and Plan of Merger, dated August 3, 2007, by and among Coast Financial Holdings, Inc., Coast Bank of Florida, and First Banks, Inc. incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 6, 2007.

3.1	—	Articles of Incorporation of the Company, incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

3.2	—	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (Registration No. 333-108567) previously filed with the Commission.

4.1	—	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation and the Bylaws of the Company defining the rights of holders of the Company’s Common Stock.

10.1	—	Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Brian F. Grimes, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.2	—	Employment Agreement, dated July 26, 2006, by and between the Coast Financial Holdings, Inc, Coast Bank of Florida, and Anne V. Lee, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

10.3		Indemnification Agreement, dated July 26, 2006, by and between Coast Financial Holdings, Inc. and Anne V. Lee, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on July 27, 2006.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits, continued

The following exhibits are hereby filed with the Securities and Exchange Commission.

Exhibit No.		Description of Exhibit
10.10	—	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Justin D. Locke, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on November 1, 2006.

10.11	—	Change of Control Agreement, dated October 31, 2006, by and between Coast Financial Holdings, Inc. and Paul J. Nidasio, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on November 1, 2006.

10.12		Consulting Agreement, dated February 20, 2007, by and between Coast Financial Holdings, Inc., Coast Bank of Florida, and Tramm Hudson incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 15, 2007.

10.13		Stock Option Agreement dated August 3, 2007, by and between Coast Financial Holdings, Inc. and First Banks, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 6, 2007.

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).*

32.1	—	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

32.2	—	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).*

*	Exhibit filed herewith.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COAST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: August 9, 2007	By:	/s/ Anne V. Lee
Anne V. Lee,
President and Chief Executive Officer

Date: August 9, 2007	By:	/s/ Justin D. Locke
Justin D. Locke,
Chief Financial Officer