Form 10-Q
period 2007-09-30
COAST FINANCIAL HOLDINGS INC
filed 2007-11-02
CIK 1262276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to             .

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date;

Common Stock, par value $5.00 per share	6,509,057 shares
(class)	Outstanding at October 31, 2007

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets

($ in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(Unaudited)
Assets
Cash and due from banks	$9,833	$13,952
Federal funds sold and securities purchased under agreements to resell	16,356	385

Cash and cash equivalents	26,189	14,337

Securities available for sale	72,727	92,013
Loans, net of allowance for loan losses of $34,798 and $25,710, respectively	530,077	562,574
Federal Home Loan Bank stock, at cost	1,319	3,035
Premises and equipment, net	26,093	27,598
Accrued interest receivable	4,094	4,119
Deferred income taxes	—	12,465
Other real estate owned	1,762	167
Other assets	2,191	3,361

Total assets	$664,452	$719,669

Liabilities and Stockholders’ Equity

Liabilities:
Noninterest-bearing demand deposits	$20,071	$34,345
Savings, NOW and money-market deposits	77,652	133,819
Time deposits	534,580	436,408

Total deposits	632,303	604,572

Federal Home Loan Bank advances	—	41,000
Other borrowings	6,777	14,108
Other liabilities	3,121	2,813

Total liabilities	642,201	662,493

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $5 par value; 20,000,000 shares authorized, 6,509,057 and 6,509,057 shares issued and outstanding in 2007 and 2006	32,545	32,545
Additional paid-in capital	46,061	45,992
Accumulated deficit	(56,453)	(21,119)
Accumulated other comprehensive income (loss)	98	(242)

Total stockholders’ equity	22,251	57,176

Total liabilities and stockholders’ equity	$664,452	$719,669

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations (Unaudited)

($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans	$8,578	$9,367	$27,713	$24,510
Securities	972	1,010	3,591	2,954
Other interest-earning assets	469	169	1,843	558

Total interest income	10,019	10,546	33,147	28,022

Interest expense:
Deposits	8,229	5,991	24,584	14,865
Borrowings	99	213	826	600

Total interest expense	8,328	6,204	25,410	15,465

Net interest income	1,691	4,342	7,737	12,557
Provision for loan losses	9,514	275	11,680	582

Net interest (expense) income after provision for loan losses	(7,823)	4,067	(3,943)	11,975

Noninterest income:
Service charges on deposit accounts	136	126	424	365
Gain on sale of loans held for sale	293	426	1,125	1,269
Other service charges and fees	18	9	53	42
Other	—	—	—	13

Total noninterest income	447	561	1,602	1,689

Noninterest expenses:
Employee compensation and benefits	2,473	3,616	8,231	8,777
Occupancy and equipment	1,319	1,268	3,937	3,320
Data processing	270	281	846	763
Professional fees	884	233	2,580	667
Telephone, postage and supplies	280	368	982	1,058
Advertising	159	522	712	1,463
FDIC and State assessments	730	44	1,677	122
Other	702	587	1,708	1,328

Total noninterest expenses	6,817	6,919	20,673	17,498

Loss before income tax provision (benefit)	(14,193)	(2,291)	(23,014)	(3,834)
Income tax provision (benefit)	—	(835)	12,320	(1,361)

Net loss	$(14,193)	$(1,456)	$(35,334)	$(2,473)

Loss per share, basic and diluted	$(2.18)	$(0.22)	$(5.43)	$(0.38)

Weighted-average number of common shares outstanding, basic and diluted	6,509,057	6,509,057	6,509,057	6,508,373

Dividends per share	$—	$—	—	—

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended September 30, 2007 and 2006

($ in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares Issued	Amount
Balance at December 31, 2005	6,503,600	$32,518	$45,591	$(3,839)	$(507)	$73,763

Comprehensive loss:
Net loss (unaudited)	—	—	—	(2,473)	—	(2,473)
Net change in unrealized loss on securities available for sale, net of taxes (unaudited)	—	—	—	—	25	25

Comprehensive loss (unaudited)						(2,448)

Proceeds from exercise of common stock options (unaudited)	5,457	27	39	—	—	66
Tax effect from exercise of common stock options (1,624 shares) (unaudited)	—	—	4	—	—	4
Share Based Compensation expense (unaudited)	—	—	283	—	—	283
Offering costs relating to 2005 common stock offering paid in 2006 (unaudited)	—	—	(150)	—	—	(150)

Balance at September 30, 2006 (unaudited)	6,509,057	$32,545	$45,767	$(6,312)	$(482)	$71,518

Balance at December 31, 2006	6,509,057	$32,545	45,992	(21,119)	(242)	$57,176
Comprehensive loss:
Net loss (unaudited)	—	—	—	(35,334)	—	(35,334)
Net change in unrealized income on securities available for sale, net of taxes (unaudited)	—	—	—	—	340	340

Comprehensive loss (unaudited)						(34,994)

Share Based Compensation expense (unaudited)	—	—	69	—	—	69

Balance at September 30, 2007 (unaudited)	6,509,057	$32,545	$46,061	$(56,453)	$98	$22,251

See Accompanying Notes to Condensed Consolidated Financial Statements.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(35,334)	$(2,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,792	1,454
Provision for loan losses	11,680	582
Deferred income tax provision (benefit)	12,320	(1,364)
Amortization and accretion of discounts and premiums on securities	(408)	109
Share based compensation expense	69	283
Loss (gain) on sale of property and equipment	5	(11)
Gain on sale of loans held for sale	(1,125)	(1,269)
Originations of loans held for sale	(48,568)	(64,447)
Proceeds from sale of loans held for sale	49,693	65,716
Decrease (increase) in accrued interest receivable	25	(1,235)
Decrease (increase) in other assets	1,170	(621)
Increase in other liabilities	308	830

Net cash used in operating activities	(8,373)	(2,446)

Cash flows from investing activities:
Purchase of securities available for sale	(174,537)	(26,698)
Proceeds from maturities, calls and repayments of securities available for sale	194,716	17,930
Net decrease (increase) in loans	19,222	(141,273)
Sale (purchase) of Federal Home Loan Bank stock	1,716	(711)
Purchase of premises and equipment	(294)	(5,481)
Proceeds from sale of property and equipment	2	1,634

Net cash provided by (used in) investing activities	40,825	(154,599)

Cash flows from financing activities:
Net increase in deposits	27,731	118,528
Proceeds from Federal Home Loan Bank advances	—	19,000
Repayments of Federal Home Loan Bank advances	(41,000)	(9,000)
Net decrease in other borrowings	(7,331)	(1,201)
Payment of offering costs relating to 2005 common stock offering	—	(150)
Proceeds from exercise of common stock options	—	66
Tax effect from exercise of common stock options	—	4

Net cash (used in) provided by financing activities	(20,600)	127,247

Net increase (decrease) in cash and cash equivalents	11,852	(29,798)

Cash and cash equivalents at beginning of period	14,337	48,013

Cash and cash equivalents at end of period	$26,189	$18,215

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (Unaudited), Continued

(In thousands)

	Nine Months Ended September 30,
	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$25,208	$15,101

Income taxes	$—	$—

Noncash transactions:
Accumulated other comprehensive income, net change in unrealized loss on securities available for sale, net of taxes	$340	$25

Transfer of loans to other real estate owned	$1,595	$167

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

In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2007, the results of operations for the three and nine month periods ended September 30, 2007 and 2006 and cash flows for the nine-month periods ended September 30, 2007 and 2006. The results of operations and other data for the three and nine -month period ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007.

2. Loan Impairment and Loan Losses. The Company’s construction-to-permanent loan portfolio was materially adversely affected by the downturn in the Florida real estate market and the failure of Construction Compliance, Inc., (“CCI”), and its affiliates with whom a substantial number of our borrowers (our “Borrowers”) had entered into contracts for the construction of their homes. Although each of Coast Bank’s construction-to-permanent residential loans (“residential construction loans”) are with Borrowers who individually own the properties on which single family dwellings are to be constructed and each Borrower is required to separately contract with builders for such construction, a significant number of Borrowers contracted with CCI and its affiliates for such construction. After being advised that subcontractor and other liens had been placed on several of the existing construction projects of the Company’s Borrowers, CCI advised the Company that it had effectively ceased operations.

Upon learning of these developments, the Company undertook a thorough review of the full residential construction loan portfolio and identified 482 residential construction loans pursuant to which our Borrowers had contracted with CCI and its affiliates for the construction of single family dwellings (“Affected Loans”). These Borrowers were primarily purchasing these homes for investment purposes. The properties were primarily located in Charlotte and Sarasota counties. The outstanding balance of the Affected Loans at September 30, 2007 was $64.1 million, of which $8.6 million have modified to permanent financing, while $55.5 million are still construction loans.

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

At September 30, 2007, the Company had outstanding balances of approximately $103.6 million of residential construction loans, including $55.5 million of outstanding balances with respect to the Affected Loans, where the construction was for investment purposes. Additionally, the Bank has approximately $60.9 million of completed residences with permanent financing, where the initial financing by borrowers was primarily for investment purposes. These loans are predominantly construction loans that have completed and modified to permanent financing. Of this combined $164.5 million in outstanding balance, approximately $70.2 million is in the Cape Coral, Florida market, which has seen a comparatively steep decline in recent market values. None of the Affected Loans are in this market. Another $52.0 million of this combined $164.5 million are in the North Port, Florida market, including $40.3 million of outstanding balances with respect to the Affected Loans.

For any loan where the Borrower defaults on their loan agreement, Coast Bank intends to pursue any or all remedies available pursuant to the loan documents and applicable Federal and State laws, including foreclosure and pursuit of deficiencies. Coast Bank is continuing to pursue foreclosure actions on the non-performing Affected Loans. In addition, approximately 143 Borrowers, primarily represented by one attorney, have filed individual suits against the Bank. We intend to vigorously defend against each claim.

For the quarter ended September 30, 2007 the Company recorded a provision to its allowance for loan losses of $9.5 million. The Bank took the additional provision primarily due to the continued depression of residential real estate values in the local markets where we have loans, either in construction or with permanent financing, where the financing by borrowers was primarily for investment purposes. Of this provision, $3.6 million was specifically allocated to the Affected Loans. The remaining provision was related to residential construction loans that had similarities in product, primarily related to the investment purpose of the financing by borrowers.

The activity in the allowance for loan losses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at beginning of period	$26,666	$3,446	$25,710	$3,146
Provision for loan losses	9,514	275	11,680	582
Net, (charge-offs) and recoveries	(1,382)	27	(2,592)	20

Balance at end of period	$34,798	$3,748	$34,798	$3,748

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

2. Loan Impairment and Loan Losses, Continued. Impaired collateral dependent loans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Balance at end of period	$64,569	$502	$64,569	$502

Total related allowance for losses	$18,361	$502	$18,361	$502

Average investment in impaired loans	$64,859	$502	$62,618	$538

Interest income recognized on impaired loans	$294	$—	$720	$—

Interest income received on impaired loans	$—	$—	$—	$—

Nonaccrual and past due loans were as follows (in thousands):

	At September 30,
	2007	2006
Nonaccrual loans	$76,018	$814
Past due ninety days or more, still accruing	—	—

	$76,018	$814

At September 30, 2007, of the $76.0 million of nonaccrual loans, $39.3 million represents the nonaccrual balance of the Affected Loans. With the Affected Loans, the Borrower had authorized Coast Bank to deduct interest from the loans in process (“LIP”) account throughout the time of construction. When CCI ceased operations, Coast Bank notified the Borrowers that the bank would no longer deduct interest from the LIP account. March 1, 2007 was the first time Borrowers were expected to pay interest rather than deducting it from LIP.

$17.9 million of nonaccrual loans are from residential construction loans that have similar product characteristics as the Affected Loans, primarily related to the investment purpose of the financing by borrowers. An additional $7.2 million of nonaccrual loans are residential loans that have modified to permanent financing after completion of construction, but where the financing by borrowers was primarily for investment purposes.

The remaining nonaccrual loans are primarily due to three development loans with outstanding balances of $4.3 million, $2.6 million, and $900,000. The Bank is in the process of working with these borrowers to secure repayment, and has begun foreclosure action on the $2.6 million and $900,000 loans.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

3. Going Concern. Although the Company anticipates that the Merger will be consummated in accordance with the terms of the Merger Agreement, if this transaction were not to close, management believes that there is substantial doubt about the Holding Company’s ability to continue as a going concern. The Bank’s recent increase in non-performing assets, declining net interest margin, continuing high levels of operating expenses related to the credit problems in its residential construction lending program, including the Affected Loans, and the operating and capital requirements of the C&D Order are contributing factors for this concern. In order to comply with its regulatory requirements, the Company would need to raise substantial additional capital or significantly reduce its asset size. There is no guarantee that sufficient capital would be available at acceptable terms, if at all, when needed, or that the Company would be able to sell assets at terms favorable enough to accomplish its regulatory capital needs.

If, however, the Merger transaction should fail to close for any reason, we would evaluate all potential alternative sources of capital to meet our cash requirements and to satisfy our obligations under the C&D Order, including debt financing, issuing equity securities, entering into to other financing arrangements and/or strategic alliances, and seeking recapitalization opportunities. There can be no assurance, however, the additional financing or recapitalization plans will be available or forthcoming and, if available, can be obtained or undertaken on terms favorable to the Company or its existing shareholders. Further there is no assurance that any acceptable financing alternative or recapitalization plan would be successfully implemented, or receive regulatory approval.

4. Stock Compensation Plan. The Holding Company adopted stock option plans in 2003, 2005 and in 2006 for certain key employees and directors of the Company. A total of 968,000 shares of common stock have been reserved under these plans. 461,816 shares remain available for grant at September 30, 2007. The exercise price of the stock options granted under these plans must at least equal the fair value of the common stock at the date of grant. Options granted to employees prior to December 29, 2006 generally have ten year terms and one third vest immediately with the remaining vesting over two years. Options granted on December 29, 2006 and thereafter generally have ten year terms and twenty percent vest immediately with the remaining vesting over four years. No options have been granted under any of the Holding Company’s stock option plans during the 2007 fiscal year. The options issued to directors generally are fully vested on the date of grant and have ten-year terms.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

4. Stock Compensation Plan, continued. The weighted-average fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007		2006	2007	2006
Risk-free interest rate	n/a	%	4.90%	4.74%	4.85%
Expected dividend yield	n/a	%	—%	—%	—%
Expected volatility	n/a	%	17.22%	16.83%	17.96%
Expected life in years	n/a		5.00	6.00	5.17
Per share fair value of options at grant date	n/a		$4.50	$4.85	$4.66

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

Based on this guidance, the estimated term was deemed to be the midpoint of the vesting term and the contractual term ((vesting term and original contractual term)/2). Prior to 2006 the expected volatility was based on industry standards, however, in 2006 it is based on the Company’s historical volatility. The risk-free interest rates are based on U.S. Treasury strips in effect at the time of grant. The expected dividend yield assumption is based on the Company’s history and expectation of dividend payments.

A summary of stock option transactions follows:

	Number of Shares	Average Per Share Exercise Price	Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2006	586,178	$14.32
Granted	14,000	16.23
Expired	(121,651)	14.88

Outstanding at September 30, 2007	478,527	$14.23	6.7	$—

Exercisable at September 30, 2007	400,849	$13.83	5.5	$—

There were no options exercised during the three or nine months ended September 30, 2007. At September 30, 2007, there was approximately $248,000 of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the plans. The cost is expected to be recognized over a weighted-average period of 40 months. The total fair value of shares vesting and recognized as compensation expense was approximately $18,000 and $69,000 for the three and nine months ended September 30, 2007. As of the date of this Form 10-Q, the market price for the Holding Company’s common stock is substantially less than the exercise prices of the options outstanding under the stock option plans.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

5. Regulatory Capital. The Holding Company and Coast Bank are required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2007 of the regulatory capital requirements and the Holding Company’s and Coast Bank’s actual capital on a percentage basis:

	Actual		For Capital Adequacy Purposes		For Well Capitalized Purposes
	Amount	Percent	Amount	Percent	Amount	Percent
As of September 30, 2007:
Total capital (to Risk-Weighted Assets)
Consolidated	$29,135	5.49%	$42,463	8.00	N/A	N/A
Bank	29,558	5.56	42,497	8.00%	53,121	10.00%
Tier I Capital (to Risk-Weighted Assets)
Consolidated	22,153	4.17	21,231	4.00	N/A	N/A
Bank	22,570	4.25	21,248	4.00	31,872	6.00
Tier I Capital (to Average Assets):
Consolidated	22,153	3.16	28,041	4.00	N/A	N/A
Bank	22,570	3.22	28,040	4.00	35,051	5.00

At September 30, 2007, Coast Bank met the definition of a “significantly under capitalized” institution, with a Total Risk Based Capital of 5.56%, a Tier I Risk Based Capital of 4.25%, and a Leverage Ratio of 3.22%. As a result, Coast Bank is subject to certain operating restrictions and requirements. In particular, while the Bank remains below adequately capitalized, it can no longer accept brokered deposits, its average assets cannot increase on a quarterly basis, and we have been required to submit a capital restoration plan to the Federal Deposit Insurance Corporation (“FDIC”). On or about May 24, 2007, Coast Bank agreed to the entry of a “Cease and Desist” order (“C&D Order”) by the FDIC and the Florida Office of Financial Regulation (“OFR”). As a result of the C&D Order, the Bank is required, among other things, by November, 2007, to have Tier 1 capital in such an amount as to equal or exceed seven and one-half percent (7.5%) of the Bank’s total assets, and maintain Tier 1 capital equal to or exceeding 7.5% of the Bank’s total assets for the life of the order.

6. Earnings (loss) Per Share. Earnings (loss) per share (“EPS”) of common stock has been computed on the basis of the weighted-average number of shares of common stock outstanding. Outstanding stock options are not considered dilutive securities for the three and nine-month periods ended September 30, 2007 and September 30, 2006 due to the net losses incurred by the Company.

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

Coast Bank has established a committee, consisting of senior management and bank counsel to evaluate and implement its strategy related to the resolution of the Affected Loans. At the direction of this committee, Coast Bank has established a centralized call center to facilitate discussions with the Borrowers represented in this portfolio. Coast Bank is in the process of working with the borrowers to establish the appropriate course of action related to their transaction and is actively providing information to the Borrowers to assist in this process. If, however, any Borrower fails to perform on their loan agreement, Coast Bank has, and intends to continue, pursuing any or all remedies available pursuant to the loan documents and applicable Federal and State laws, including foreclosure and pursuit of deficiencies. Coast Bank continues to pursue foreclosure actions on the non-performing Affected Loans and intends on continuing that process. In addition, approximately 143 Borrowers, primarily represented by one attorney, have filed individual suits against the Bank. We intend to vigorously defend against each claim.

The following table illustrates the current approximate completion progress of the Affected Loans at September 30, 2007 ($ in thousands):

	Count	$ Outstanding	$ Undisbursed
Construction
Lot Only	152	$12,912	$7,842
10% to 90% Complete	85	13,971	2,783
Over 90% Complete	133	28,627	639

	370	$55,510	$11,264

Modified to Permanent Financing
Completed House	36	$7,403	$—
Lot	14	1,236	—

	50	$8,639	$—

OREO	28	$1,595	$—
Paid-Off	34	—	—

	482	$65,744	$11,264

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

7. Recent Loan Developments, continued. The following table illustrates the payment performance of the 370 Affected Loans that are construction financed at September 30, 2007 ($ in thousands):

	Current			Nonaccrual
	Count	Outstanding Balance	Undisbursed Balance	Count	Outstanding Balance	Undisbursed Balance
Construction
Lot Only	21	$1,879	$3,201	131	$11,033	$4,641
10% to 90% Complete	15	2,850	1,026	70	11,121	1,757
Over 90% Complete	50	11,635	475	83	16,992	164

	86	$16,364	$4,702	284	$39,146	$6,562

The following table illustrates the payment performance of the 370 Affected Loans that are construction financed at September 30, 2007. Approximately 70 of the Affected Loans are attributable to a builder affiliated with CCI, which has not ceased construction activities, 10 loans are continuing with various new builders, and 290 loans are not engaged with a new builder.

($ in thousands):

	Current			Nonaccrual
	Count	Outstanding Balance	Undisbursed Balance	Count	Outstanding Balance	Undisbursed Balance
Construction
Affiliated builer	35	$8,374	$790	35	$3,762	$506
Other new builder	10	2,399	31	—	—	—
Not engaged with new builder	41	5,591	3,881	249	35,384	6,056

	86	$16,364	$4,702	284	$39,146	$6,562

Lawsuits identified in Part II, Section 1 of this Form 10-Q have been filed against the Company and it is possible that additional lawsuits may be filed or brought against the Company which, could have an adverse effect on the resolution of the Affected Loans. Coast Bank has and will continue to work proactively towards the resolution of the Affected Loans. Loans not engaged with a new builder decreased to 290 at September 30, 2007 from 311 at June 30, 2007. Completed residences increased to 36 at September 30, 2007 from 22 at June 30, 2007. Coast Bank continues to promptly and efficiently implement its strategy related to the resolution of the Affected Loans.

In addition to the Affected Loans, the continuing depression of the local real estate market has significantly increased our non-performing loan portfolio. In particular, we have seen an increase in non-performance and a decrease in underlying collateral value for residential construction and permanent financed houses where the purpose of financing by our borrowers was primarily for investment purposes. Including the Affected loans, the outstanding balances for these investment purpose financing loans was $164.5 million, of which $64.5 million are currently nonaccrual.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8. Contingencies.

Securities Litigation. - The Holding Company and certain of its present and former officers were named as defendants in three purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”) alleging violations of the federal securities laws, the first of which was filed with the Court in March 20, 2007 (the “Securities Actions”). On June 22, 2007, the Court entered an order pursuant to which the Court (i) consolidated the Securities Actions, with the matter proceeding under the docket for Grand Lodge of Pennsylvania v. Brian P. Peters, et al., Case No. 8:07-cv-429-T-26-EAJ and (ii) appointed Troy Ratcliff and Daniel Altenburg (the “Lead Plaintiffs”) as lead plaintiffs pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.

Subsequently, on or about August 24, 2007, the Lead Plaintiffs filed a consolidated amended class action complaint (the “Amended Complaint”). The Amended Complaint added as defendants (i) the current members of the Holding Company’s Board of Directors, (ii) one former member of the Holding Company’s Board of Directors, (iii) the underwriters of the Holding Company’s October 5, 2005 public offering of common stock, and (iv) the Holding Company’s external auditors

The Amended Complaint is brought on behalf of a putative class of purchasers of the Holding Company’s common stock between January 21, 2005 and January 22, 2007. In general, the Amended Complaint alleges that the Holding Company’s SEC filings and public statements contained misstatements and omissions regarding its residential construction-to-permanent lending operations and, more specifically, regarding CCI and its affiliates and that the Holding Company’s financial statements violated GAAP. The Amended Complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under.

On August 30, 2007, the Lead Plaintiffs filed a notice with the Court voluntarily dismissing their claims against Anne V. Lee and Justin D. Locke without prejudice. The remaining defendants are due to respond to the Amended Complaint on or before December 3, 2007.

Borrower Litigation Regarding Affected Loans and Loans with Similar Characteristics. - Beginning in June 2007, Coast Bank was named as a party in numerous complaints brought by borrowers under the Affected Loans. The lawsuits have been filed in the Florida state courts in Manatee, Sarasota, and Lee Counties. There are presently approximately 143 lawsuits pending, most of which have been filed by a single law firm representing Borrowers with Affected Loans. In general, these lawsuits allege that Coast Bank made residential construction-to-permanent loans to Borrowers who had contracted for houses to be constructed by CCI and its affiliates while purportedly knowing that CCI was not in a financial position to complete construction and without disclosing these alleged facts to the Borrowers. The lawsuits further allege that the Bank improperly made disbursements on these loans to CCI and its affiliates.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8. Contingencies, continued.

The lawsuits assert claims for rescission, fraud, breach of fiduciary duty, and violations of Florida’s RICO statutes. Certain of the lawsuits also assert claims based upon Coast Bank’s construction loan agreements and construction lien laws.

As relief, the lawsuits seek rescission of each Borrower’s loan documents with Coast Bank, unspecified compensatory damages, unspecified treble damages, the repayment of certain sums paid by each Borrower on the loans.

In addition to the pending lawsuits described above, Coast Bank was named as a party in eleven complaints brought by borrowers with loans that have characteristics similar to the Affected Loans, and are asserting similar claims to those described above. In addition, the Holding Company and Coast Bank anticipate that they may become subject to additional lawsuits or claims arising out of or related to the Affected Loans or loans with similar characteristics. A claim for securities laws violation attendant to the transacting of an Affected Loan has been filed and more are anticipated.

The borrower lawsuits regarding the Affected Loans and loans with similar characteristics are in their early stages. Coast Bank has filed motions to dismiss in the vast majority of these suits. In addition, on or about October 29, 2007, approximately 100 of these cases that are pending in state court in Sarasota County were consolidated by the court for the limited purpose of discovery and initial motions.

CCI Bankruptcy Claim. - On or about April 3, 2007, CCI filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 8:07-bk-02650-CPM. Schedule B to the petition lists as property of the debtor an $8 million contingent and unliquidated claim against “Coast Bank, Phil Coon, John Miller, American Mortgage Link and Solutions Processing.” The disclosure statement accompanying CCI’s plan of reorganization, filed on or about June 29, 2007, states an intention to pursue “an action against Coast Bank to recover 50% of the loss from all Coast Bank deals under the theory that every closed loan was a joint venture between Debtor and the Bank.” On August 21, 2007, the Debtor filed an action in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Adv. Case No. 8:07-ap-00324-CPM, against Coast Bank, American Mortgage Link Company of Tampa, Solutions Processing, Inc., Solutions Processing Company of Tampa, Inc. and John Miller. In this action, the Debtor asserts that the Debtor and the various defendants were partners in a joint venture to build and finance homes in Southwest Florida. Through the action, the Debtor seeks a declaration determining the relationship between the Debtor and the various defendants. In addition, in the action, the Debtor alleges that Coast Bank did not receive sufficient consideration for the interest and fees that it charged borrowers who financed homes constructed by the Debtor and seeks to set aside interest and fee payments made to Coast Bank in conjunction with these loans as fraudulent transfers. Coast Bank has filed a Motion to Dismiss, seeking to dismiss the Debtor’s suit against Coast Bank. The Bankruptcy Court has scheduled a pretrial conference in this action and preliminary hearings on pending motions for January 14, 2008.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8. Contingencies, continued.

Horelik, et al. v. Palco Group Enterprises, et al. - Coast Bank has been named as a defendant in this lawsuit, which was filed in the United States District Court for the Middle District of Florida, Fort Myers Division, on or about May 4, 2007 and bears case number 2:07-cv-00288-JES-SPC. The plaintiffs in this action are a husband and wife who took out a residential construction-to-permanent loan from Coast Bank for a residence to be built by Enchanted Homes, Inc. (“Enchanted Homes”). Plaintiffs allege violations of the securities registration provisions and the antifraud provisions of the Securities Act of 1933 in connection with their acquisition of property and loan. As relief, plaintiffs seek rescission of all obligations in connection with the property, ancillary costs associated with the purchase of their property, and attorney fees and costs. The complaint has not been served on any defendant.

Peter Raimondi and Donna Raimondi v. Coast Bank of Florida. - Coast Bank is a defendant in this lawsuit, which was filed on June 11, 2007 in the Circuit Court of the Twentieth Judicial Circuit in and for Lee County, Florida and bears Case No. 07-CA-005671. The plaintiffs in this case are a husband and wife who took out a residential construction-to-permanent loan from the bank for a residence to be built by Enchanted Homes. Plaintiffs allege that they are entitled to a judgment declaring that Coast Bank is required to accept from them a deed in lieu of foreclosure on their loan.

Rubin, et al. v. Coppenger, et al. - On May 25, 2007, Coast Bank was named as a defendant in a third-party complaint filed in this action, which is pending in the Court of Common Pleas for Summit County, Ohio and bears case number CV-2006-07-4229. The third-party complaint is filed by several third-party plaintiffs against Coast Bank and several other third-party defendants alleging that the defendants engaged in a scheme to defraud them into purchasing residences to be constructed on real property in the Florida panhandle at prices in excess of the true value of the properties, with financing provided by various banks, including Coast Bank.

The third-party complaint alleges that all defendants are liable to all plaintiffs for the entire alleged scheme. It asserts 17 causes of action based on various state and federal law theories. The third party complaint seeks unspecified compensatory damages, punitive damages, the rescission or reformation of the loan contract, and attorney fees and costs. However, only one of the third-party plaintiffs is a borrower of the Bank, and that plaintiff’s loan was in the amount of roughly $1.3 million. Coast Bank has filed a motion to dismiss the complaint on both jurisdictional and substantive grounds.

City of Cape Coral v. Muir, et al. - Coast Bank is a defendant in this eminent domain action commenced by the City of Cape Coral, Florida on or about June 1, 2007 in the Circuit Court of the Twentieth Judicial Circuit in and for Lee County, Florida. The action bears case number 06-CA-005549. In this action the City of Cape Coral seeks to affect a taking of certain property, including a property upon which Coast holds a mortgage, for the purpose of building a municipal park and recreational facility. There is currently approximately $146,036 outstanding on the Bank’s mortgage on this property, and that mortgage is past due since June 2007. An initial hearing to consider whether the taking should be authorized is scheduled for January 3, 2008.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

8. Contingencies, continued.

Manatee County v. Hugh E. McGuire, Jr., et al. - Coast Bank is a defendant in this eminent domain action commenced by the Manatee County on or about July 30, 2007 in the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida. The action bears Case No. 2007-CA-4921. In this action the Manatee County seeks to affect a taking of certain property, including a property upon which Coast Bank holds a commercial loan, for the purpose of constructing, reconstructing, widening, repairing and maintaining 17th Street West, Palmetto-Phase II, and for other right-of-way-purposes, including but not limited to, sidewalks, drainage, retention and utility facilities, and drainage ditches, improving a public street, road, or highway as part of the public road system in Manatee County, Florida. This loan, which was approved under Regulation O because one of the borrowers is a director of Coast Bank, has a principal balance of approximately $282,700, and is currently performing.

Because the portion of the property taken by Manatee County is small and the mortgage continues to be intact for the remainder of the property, Coast Bank has decided to release the mortgage as to the portion of the parcel taken by the County. The action remains pending.

Foreclosure Actions Related to Residential Construction Loans - Coast Bank is, in the routine course of its business, the plaintiff in actions seeking to foreclose on commercial and residential loans. Coast Bank is currently a plaintiff in 46 foreclosure actions pertaining to Affected Loans and in 58 foreclosure actions related to loans with characteristics similar to those of the Affected Loans. In certain of these foreclosure matters, the defendants have raised affirmative defenses related to the enforceability of the loans or the circumstances of their making and counterclaims similar to the claims asserted in the above-described Borrower litigation regarding the Affected Loans.

9. Change in Management. Effective May 25, 2007, the Holding Company and the Bank terminated Brian F. Grimes from his position as President and Chief Executive Officer of each because, among other things, provisions in the C&D Order required that the Bank have a President and Chief Executive Officer with certain specified qualifications and experience that we did not believe Mr. Grimes to possess. Mr. Grimes retains his position as a director of both the Holding Company and Coast Bank.

Under the terms of Mr. Grimes employment agreement, he is entitled to three years severance pay and a tax gross-up, or approximately $557,100. However, due to the current status of Coast Bank, any request for post-termination payments require the approval of the FDIC. In an effort to obtain the necessary approvals, the Company has submitted to the FDIC a negotiated form of Separation Agreement (to be signed only upon receipt of such approvals) which, if approved, would revise the Company’s payment obligations under the employment agreement to provide for two staged payments. The first payment would be in an amount equal to one year of Mr. Grimes’ base salary of $185,000 and the second payment of $370,000 would be made only upon a change of control. Because this decision rests solely with the FDIC, the Company cannot determine the likelihood of payment.

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

9. Change in Management, continued. Effective May 25, 2007, the Company and the Bank appointed Anne V. Lee as acting President and Chief Executive Officer of the Holding Company and Coast Bank. Ms. Lee replaces former President and CEO, Brian F. Grimes. As acting President and CEO, Ms. Lee will continue to supervise the Bank’s efforts in resolving the issues regarding Affected Loans. She will be chief liaison with the FDIC and OFR as the Bank continues to work with the regulators to address those matters identified in the C&D Order. In addition to these responsibilities, Ms. Lee will oversee overall Bank operations and expand the management team to support these efforts.

10. Cease and Desist Order. On or about May 24, 2007 Coast Bank agreed to the entry of a “Cease and Desist” order by the FDIC and OFR. The Bank is working diligently to achieve full compliance with the order as quickly as possible. The C&D Order is a formal action by the FDIC or OFR for the Bank to take corrective measures in a number of areas. The C&D Order does not restrict Coast Bank from transacting banking business. The Bank continues to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits, and processing banking transactions. All customer deposits remain fully insured to the highest limits set by the FDIC.

The issuance of the C&D Order followed an on-site Safety and Soundness examination of Coast Bank conducted by the FDIC and OFR after the January 19,2007 announcement of certain issues affecting the Coast Bank residential construction-to-permanent loan portfolio. The C&D Order is based on the findings of this examination as of January 29, 2007. Coast Bank has worked pro-actively with both the FDIC and OFR since the discovery of the issues regarding the residential construction loan program. As a result, a large number of the corrective actions outlined in the C& D Order have already been addressed and have been resolved.

11. Deferred Tax Valuation Allowance. Based on the current operating performance of the Company, we have recorded a full valuation allowance against our $20.9 million deferred tax asset. Due to the declining net interest margin and continuing high levels of noninterest expense that stem primarily from credit failures in our residential construction lending program, we can no longer assert to the degree required under generally accepted accounting principles that we will be able to realize the future benefit of this asset.

The resulting provision for income taxes does not signify a current of future cash obligation of the Company, and does not impact our capital adequacy for regulatory purposes.

12. Merger Agreement. On August 3, 2007, First Banks, Inc. (“First Banks”) and the Holding Company jointly announced the signing of an Agreement and Plan of Merger (“Merger Agreement”) providing for First Banks to acquire the Holding Company and the Bank. Under the terms of the Merger Agreement, (i) a to be formed wholly-owned subsidiary of First Bank (“Newco”) will be merged with and into the Holding Company (the “Merger”) in accordance with the provisions of the Florida Business Corporation Act and the separate corporate existence of Newco shall thereupon cease, and (ii) the Holding Company shall be the successor or surviving corporation in the Merger. Simultaneously with the consummation of Merger, Coast Bank will be merged with and into First Bank (“First Bank”), a wholly owned subsidiary of First Banks (the “Bank Merger”).

(continued)

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements (Unaudited), Continued

12. Merger Agreement, continued. Under the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of the Holding Company’s common stock (“Coast Stock”) will be converted into and will represent the right to receive an amount equal to (a) $22,130,793.80 (“Aggregate Merger Payment”) divided by (b) the number of shares of Coast Stock outstanding on the Determination Date (as defined in the Merger Agreement), or approximately $3.40 in cash, without interest thereon (the “Per Share Merger Price”).

The Merger Agreement provides that the Aggregate Merger Payment and, correspondingly, the Per Share Merger Price, shall be reduced if, on the Determination Date (the date that it is determined that all conditions for closing have been satisfied) each of the following conditions exist:

•

the Holding Company’s allowance for loan losses plus its tangible equity is less than 75% of the Holding Company’s non-performing loans and leases plus other real estate owned (such difference is referred to herein as the “Deficiency”), and;

•	the Deficiency is greater than $1 million.

If each of the above conditions exists on the Determination Date, then the Aggregate Merger Payment will be reduced to the nearest $500,000 increment, rounded upward or downward, to the full amount of the Deficiency and the Per Share Merger Price will be reduced accordingly (this rounded amount being referred to as the “Adjustment Amount”). If the Deficiency exceeds $10 million, then both the Holding Company and First Banks will have the right to terminate the Merger Agreement. Based on this formula and depending on the amount of the actual Deficiency existing on the Determination Date, the Per Share Merger Price could be reduced from the initially offered amount of $3.40 to as low as $1.86 prior to triggering such termination rights. As of September 30, 2007, the Deficiency was approximately $1,286,000, which, based on an Adjustment Amount of $1,500,000, would result in a Per Share Merger Price of approximately $3.17.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Review by Independent Registered Public Accounting Firm

Hacker, Johnson & Smith PA, the Company’s independent registered public accounting firm, has made a limited review of the financial data as of September 30, 2007, and for the three and nine-month periods ended September 30, 2007 and 2006 presented in this document, in accordance with standards established by the Public Company Accounting Oversight Board.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Coast Financial Holdings, Inc.

Bradenton, Florida:

We have reviewed the accompanying condensed consolidated balance sheet of Coast Financial Holdings, Inc. and subsidiary (the “Company”) as of September 30, 2007, and the related condensed consolidated statements of operations, Changes in Stockholders’ Equity and Cash Flows for the three and nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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
October 31, 2007

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

•

changes in real estate values generally, either in Florida or those markets within which we generate loans, which could adversely affect the demand for loans and may adversely affect collateral held on outstanding loans;

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

•	our ability to successfully operate under the terms of the C&D Order issued by the FDIC and the OFR;

•	our ability to consummate the Merger (described below under the caption “The Merger Transactions”), including the satisfaction of all closing conditions;

•

our ability to successfully manage our non-performing loans and leases plus other real estate owned so that (a) the decrease in the Aggregate Merger Payment and, correspondingly, the Per Share Merger Price, will be limited as much as possible under the terms of the Merger Agreement, and (b) the right to terminate as a result thereof will not be triggered;

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

A Note About Forward Looking Statements, continued.

•

our ability to perform under the Loan Agreements (described below under the caption “The Merger Transactions”) with First Banks and its wholly-owned subsidiary First Banks and, to the extent that the Merger is not consummated, our ability to identify and obtain commercially reasonable sources of funds for the Holding Company and liquidity for the Bank;

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

General

The Holding Company is a bank holding company and its principal asset is its ownership of 100% of the outstanding common stock of Coast Bank, a Florida state chartered commercial bank. Accordingly, the Holding Company’s results of operations are primarily dependent on the results of operations of Coast Bank. Coast Bank offers a wide variety of community banking services to individuals and corporate customers through its twenty branch banking offices located in Hillsborough, Manatee, Pinellas, and Pasco counties in Florida. For purposes of this Form 10-Q, the Holding Company and Coast Bank are referred to collectively as the “Company.” At September 30, 2007, the Company had total consolidated assets of $664 million, net loans of $530 million, deposits of $632 million, and total stockholders’ equity of $22 million.

The Merger Transactions

Merger Agreement. On August 3, 2007, the Holding Company, Coast Bank, and First Banks, Inc., a Missouri corporation (“First Banks”), entered into an Agreement and plan of Merger (the “Merger Agreement”) pursuant to which (i) a to be formed wholly-owned subsidiary of First Banks (“Newco”) will be merged with and into the Company (the “Merger”) and the separate corporate existence of Newco shall thereupon cease, and (ii) the Company shall be the successor or surviving corporation in the Merger. Simultaneously with the consummation of Merger, Coast Bank will be merged with and into First Bank (“First Bank”), a wholly owned subsidiary of First Banks (the “Bank Merger”).

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

The Merger Transactions, continued.

Merger Agreement, continued. Under the terms of the Merger Agreement, at the effective time of the Merger (“Effective Time”), each outstanding share of the Holding Company’s common stock (“Coast Stock”) will be converted into and will represent the right to receive an amount equal to (a) $22,130,793.80 (“Aggregate Merger Payment”) divided by (b) the number of shares of Coast Stock outstanding on the Determination Date (as defined in the Merger Agreement), or approximately $3.40 in cash, without interest thereon (the “Per Share Merger Price”).

Aggregate Merger Payment and, correspondingly, the Per Share Merger Price, shall be reduced if, on the Determination Date (the date that it is determined that all conditions for closing have been satisfied) each of the following conditions exist:

•

the Company’s allowance for loan and lease losses plus its tangible equity is less than 75% of the Company’s non-performing loans and leases plus other real estate owned (such difference is referred to herein as the “Deficiency”), and

•	the Deficiency is greater than $1 million.

If each of the above conditions exits on the Determination Date, then the Aggregate Merger Payment will be reduced to the nearest $500,000 increment, upward or downward, to the full amount of the Deficiency and the Per Share Merger Price will be reduced accordingly (this rounded amount being referred to as the “Adjustment Amount”). If the Deficiency exceeds $10 million, then both the Holding Company and First Banks will have the right to terminate the Merger Agreement. Based on this formula and depending on the amount of the actual Deficiency existing on the Determination Date, the Per Share Merger Price could be reduced from the initially offered amount of $3.40 to as low as $1.86 prior to triggering such termination rights.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

The Merger Transactions, continued.

Merger Agreement, continued. Set forth below is a chart, which provides the calculation of the Deficiency as if the Determination Date for determining the Adjustment Amount was on September 30, 2007, June 30, 2007, and December 31, 2006 ($ in thousands).

	September 30, 2007	June 30, 2007	December 31, 2006
	(Unaudited)	(Unaudited)
Allowance for loan and lease losses	$34,798	$26,666	$25,710
Tangible equity	22,251	36,056	57,176

Total ALLL and tangible equity	$57,049	$62,722	$82,886

Non-performing loans and leases	$76,018	$63,671	$6,043
Other real estate owned	1,762	1,159	167

Total non-performing loans and leases and OREO	$77,780	$64,830	$6,210

Allowance for loan and lease losses plus tangible equity as a percent of non-performing loans and leases and other real estate owned	73.35%	96.75%	1334.72%

ALLL and tangible equity	$57,049	$62,722	$82,886
less: 75% of non-performing loans and leases and OREO	58,335	48,623	4,658

Surplus / (Deficiency)	$(1,286)	$14,099	$78,228

For illustration purposes only, set forth is the calculation of the Adjustment Amount and the resulting Per Share Merger Price based on various Deficiency levels.

		Aggregate Cash Consideration
Deficiency		Before Adjustment	Adjustment Amount	After Adjustment	$ Per Share (1)

$—		$22,130,793.80	$—	$22,130,793.80	$3.40
1,000,000		22,130,793.80	—	22,130,793.80	3.40
1,000,001		22,130,793.80	(1,000,001.00)	21,130,792.80	3.25
2,500,000		22,130,793.80	(2,500,000.00)	19,630,793.80	3.02
5,000,000		22,130,793.80	(5,000,000.00)	17,130,793.80	2.63
7,500,000		22,130,793.80	(7,500,000.00)	14,630,793.80	2.25
10,000,000		22,130,793.80	(10,000,000.00)	12,130,793.80	1.86
12,500,000	(2)	22,130,793.80	(12,500,000.00)	9,630,793.80	1.48

(1)	Based on outstanding Common Shares of 6,509,057.
(2)	A Deficiency exceeding $10,000,000 provides both of the parties a right to terminate the Merger Agreement.

The preceding is only an illustration of how the Adjustment Amount and the corresponding Per Share Merger Price is impacted by the existence of differing levels of an existing Deficiency. It is not necessarily indicative of the results of operations of Coast Financial now or in future periods or of any level of any future Deficiency.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Merger Transactions, continued.

Merger Agreement, continued. As of September 30, 2007, the Deficiency was approximately $1,286,000, which, based on an Adjustment Amount of $1,500,000, would have resulted in a Per Share Merger Price of approximately $3.17. In view of our current and anticipated performance, it is likely that the Deficiency will continue to increase in size and Per Share Merger Price will be further reduced. There can be no assurance that the Deficiency will not increase substantially prior to the Determination Date (the date the final Per Share Merger Price will be determined).

In addition to our trend of increasing delinquencies in our residential construction portfolio, we have one large lending relationship that is currently delinquent, and if it deteriorates further, could have a significant impact on our level of non-performing loans and, consequently, on the resulting Per Share Merger Price. This relationship consists of five loans secured by residential and commercial properties, with total outstanding balances of $9.5 million at September 30, 2007. If these loans should become 90 days delinquent, they will be considered non-performing loans. Accordingly, if payment is not received prior to the dates set forth below, these loans would become 90 days delinquent as follows: (a) on November 15, 2007, a loan totaling $1.9 million may become 90 days delinquent, (b) on November 24, 2007, a loan totaling $3.7 million may become 90 days delinquent, and (c) on December 30, 2007, the remaining three loans totaling $3.9 million may become 90 days delinquent. Management is currently working with this borrower and has not determined these loans to be impaired.

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

The Company has commenced the solicitation of the necessary stockholder approvals of the Merger Agreement to be voted upon at a special meeting to be held November 26, 2007, unless properly postponed or adjourned to a later time. If approved, the Merger is expected to close in the fourth quarter of 2007.

Consummation of the Merger is subject to a number of conditions, including among others, the following: (i) approval of the Merger Agreement by the Company’s stockholders, (ii) receipt of all required governmental and regulatory approvals of the Merger and the Bank Merger, (iii) there shall not have been certain additional adverse regulatory actions taken by banking regulators or other governmental agencies against the Company or Coast Bank, (iv) there shall not have been certain additional adverse legal proceedings commenced against the Company or Coast Bank, (v) the Company shall have satisfied certain financial requirements relating to the level of its adversely classified credits, and minimum levels of total assets, and (vi) the satisfaction of certain other customary closing conditions.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

The Merger Transactions, continued.

Merger Agreement, continued. The Merger Agreement contains customary representations, warranties and covenants made by the Company, including, among other things, covenants (i) to conduct its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of the Merger and (ii) not to engage in certain kinds of transactions during such period. The Merger Agreement also contains certain termination rights for both the Holding Company and First Banks. The parties have the right to terminate the Merger Agreement if, among other things, the amount of the Deficiency exceeds $10 million.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

The Merger Transactions, continued.

Merger Agreement, continued. A Triggering Event, the occurrence of which serves as a condition precedent to the exercise of the Stock Option, occurs if: (i) any offer or proposal is made to the Company or Coast Bank by any person other than First Banks or an affiliate of First Banks, without having received First Banks’ prior written consent, to enter into any transaction or series of transactions that would constitute an Acquisition Proposal (as defined in the Stock Option Agreement); (ii) any acquisition is made by any person (excluding officers and directors of the Company or its subsidiaries) other than First Banks, any affiliate of First Banks, or any Company subsidiary acting in a fiduciary capacity, of beneficial ownership or the right to acquire beneficial ownership of 25% or more of the outstanding shares of Coast Stock; (iii) any recommendation is made by the Board of Directors of the Holding Company that the Holding Company’s stockholders approve or accept any Acquisition Proposal other than as contemplated by the Merger Agreement, or any withdrawal is made by the Board of Directors of the Holding Company of its recommendation or any failure to recommend that the stockholders of the Holding Company approve the Merger Agreement and the Merger; or (iv) a filing of any application or notice is made with the Federal Deposit Insurance Corporation or other federal or state bank regulatory authority by any person other than First Banks or an affiliate of First Banks, other than in connection with a transaction to which First Banks has given its prior written consent, which application or notice has been accepted for processing, for approval to engage in an Acquisition Proposal.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

The Merger Transactions, continued.

Merger Agreement, continued. The foregoing is a summary description of the Stock Option Agreement and does not purport to be complete and is qualified in its entirety by reference to the complete text of the Stock Option Agreement which is filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Commission on August 6, 2007, which Stock Option Agreement is incorporated herein by reference.

Loan Transactions. As a condition to, and as an inducement to, entering into the Merger Agreement, First Banks and First Bank provided loan commitments to the Holding Company and Coast Bank, respectively, to provide the funds necessary for the Holding Company to continue operations and consummate the transactions contemplated by the Merger Agreement and to make available to Coast Bank an additional source of liquidity. The Merger Agreement provides that the parties have the right to terminate the Merger Agreement if, among other things, definitive agreements for the Lines of Credit were not executed within ten business days after execution of the Merger Agreement. On August 17, 2007, the Holding Company and Coast Bank entered into lending arrangements with First Banks and First Bank pursuant to which a $1 million revolving line of credit was provided to Coast Bank and a revolving credit facility of up to $75 million was furnished to Coast Bank, respectively (collectively, the “Loan Agreements”).

Coast Financial Line of Credit. In connection with these lending arrangements, the Holding Company entered into a revolving credit note with First Banks pursuant to which First Banks has agreed to provide us with a $1 million line of credit (the “Company Note”). All amounts advanced under the Company Note bear interest at an annual rate equal to the LIBOR rate plus 2.5% and such interest is payable monthly in arrears. The Company Note matures on the earlier of February 27, 2008 or the occurrence of an event of default (as defined in the Company Note). Among other things, an event of default shall be deemed to have occurred if (a) we should merge, consolidate or transfer a substantial portion of its properties or assets other than pursuant to the Merger Agreement, (b) we or Coast Bank should be in default under the Merger Agreement, or (c) the merger should not be consummated (collectively the “Merger Events”).

The Company Note is secured by a stock pledge agreement pursuant to which all of the outstanding capital stock of Coast Bank is pledged to First Banks as collateral for our obligations under the Company Note. In the event that Coast Financial should default on its obligations under the Company Note, then First Banks may, at its option:

•	declare the principal of and interest on any or all of the liabilities due under the Company Note to be immediately due and payable,

•	exercise all voting rights with respect to the Coast Bank stock pledged as collateral under the Company Note;

•

appropriate and apply toward the payment and discharge of any of liabilities due under the Company Note, any moneys on deposit or otherwise held by First Banks for the account of, to the credit of or belonging to the Holding Company;

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

The Merger Transactions, continued.

Loan Transactions, continued.

•	sell or cause to be sold any of Coast Bank stock pledged as collateral;

•

have transferred to or registered in the name of First Banks, or its nominee or nominees, any Coast Bank stock pledged as collateral and thereafter to exercise all rights with respect thereto as the absolute owner thereof, without notice or liability to the Holding Company, except to account for money or property actually received by First Banks; provided, however, that First Banks may treat all cash proceeds as additional collateral and such proceeds need not be applied to the reduction of the liabilities due under the Company Note unless First Banks so elects;

•

in the name of either First Banks or the Holding Company, demand, sue for, collect and receive money, securities or other property which may at any time be payable or receivable on account of or in exchange for any of the collateral, or make any compromise or settlement that First Banks considers desirable with respect thereto or renew or extend the time of payment or otherwise modify the terms of any obligation included in the collateral; provided, however, that it is expressly agreed that First Banks shall not be obligated to take any step to preserve rights against prior parties on any of the collateral, and that reasonable care of the collateral shall not include the taking of any such step;

•	exercise any or all of the rights and remedies of a secured party under the Uniform Commercial Code of the State of Missouri or other applicable law.

The proceeds of any sale, or sales, of the collateral, including the Coast Bank stock, shall be applied in the following order: (1) to expenses, including attorneys’ fees and expenses actually incurred, arising from the enforcement of any of the provisions hereof, or of the liabilities due under the Company Note or of any actual or attempted sale; (2) to the payment or the reduction of any of the liabilities due under the Company Note of the Holding Company to First Banks with the right of First Banks to distribute or allocate such proceeds in such order and manner as First Banks shall elect; and (3) to the payment of any surplus remaining after payment of the amounts mentioned, to the Holding Company or to whomsoever may be lawfully entitled thereto. If any deficiency arises upon any such sale or sales the Holding Company has agreed to pay the amount of such deficiency promptly upon demand with interest.

Accordingly, if an event of default occurs, First Banks may sell the Coast Bank stock that it holds as collateral to pay the principal and interest due on the Company Note and to pay the fees and expenses incurred in connection therewith (the “Debt Obligations”). In such an event, the Holding Company and, ultimately, its shareholders will retain value in their ownership of the Coast Bank stock only if such sale of the Coast Bank stock yields proceeds in excess of the Debt Obligations. As of the date of this Form 10-Q, approximately $501,000 has been advanced to us under the Company Note.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

The Merger Transactions, continued.

Loan Transactions, continued.

Coast Bank Line of Credit. Concurrently with the execution of the documents providing for the Holding Company line of credit with First Banks, Coast Bank entered into a revolving credit note with First Bank pursuant to which the Coast Bank was provided with a line of credit of up to $75 million (the “Coast Bank Note”). The amount that may be advanced to Coast Bank under the Coast Bank Note may not exceed the lesser of $75 million or the then-current borrowing base (which amount is based on a percentage of the principal balances of the Pledged Loans (defined below) furnished by Coast Bank as collateral for the Coast Bank Note under the terms of a collateral pledge agreement, which Pledged Loans are weighted for borrowing base purposes according to certain characteristics identified in the Coast Bank Note). As of the date of this Form 10-Q, the amount of credit available to Coast Bank under the Coast Bank Note is estimated to be approximately $53.3 million, none of which has been advance to Coast Bank. All amounts advanced to Coast Bank under the Coast Bank Note bear interest at an annual rate equal to the LIBOR plus 2.25% and such interest is payable monthly in arrears. The Coast Bank Note matures on the earlier of February 27, 2008 or the occurrence of an event of default (as defined in the Coast Bank Note). An event of default includes, among other things, the Merger Events. The Coast Bank Note is secured by a collateral pledge agreement pursuant to which Coast Bank has granted to First Bank a first priority security interest in a loan portfolio held by Coast Bank (the “Pledged Loans”). This security interest encumbers, among other things:

•	the promissory notes payable to the order of Coast Bank with respect to such Pledged Loans (the “Pledged Notes”);

•	all security deeds, mortgages and/or deeds of trust in favor of Coast Bank which secure the payment of any or all of the Pledged Notes (a “Pledged Mortgage”);

•	all security interests, mortgages and/or other liens on personal or real property securing any of the Pledged Notes and/or any of the Pledged Mortgages;

•	all supporting obligations for any of the Pledged Notes and/or any of the Pledged Mortgages; and

•	all cash and non-cash proceeds of any of the foregoing.

The foregoing summaries of the Company Note, the stock pledge agreement, the Coast Bank Note, and the collateral pledge agreement do not purport to be complete and are qualified in their entirety by reference to the complete text of the Company Note, the stock pledge agreement, the Coast Bank Note, and the collateral pledge agreement, copies of which are filed as Exhibits 10.14, 10.15, 10.16, and 10.17, respectively, to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2007.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Trends and Developments Impacting Our Recent Results

Certain trends and developments during the past nine months have occurred that are important to understanding our recent results and that are potentially significant in accessing future performance.

Cease and Desist Order. On or about May 24, 2007, Coast Bank agreed to the entry of a “Cease and Desist” Order by the FDIC and the OFR. Coast Bank is working diligently to achieve full compliance with the order as quickly as possible. The C&D Order is a formal action by the FDIC or OFR for Coast Bank to take corrective measures in a number of areas. The C&D Order does not restrict Coast Bank from transacting banking business. Coast Bank continues to serve its customers in all areas including making loans, establishing lines of credit, accepting deposits, and processing banking transactions. All customer deposits remain fully insured to the highest limits set by the FDIC.

The issuance of the C&D Order followed an on-site Safety and Soundness examination of Coast Bank conducted by the FDIC and OFR after the January 19, 2007 announcement of certain issues affecting the Coast Bank residential construction-to-permanent loan portfolio. The C&D Order is based on the findings of this examination as of January 29, 2007. Coast Bank has worked pro-actively with both the FDIC and OFR since the discovery of the issues regarding the residential construction loan program.

The Company has complied with the requirements set forth in the C&D Order, which are required to be satisfied as of the date of this Quarterly Report on Form 10-Q. Among other requirements, the C&D Order specifically directed Coast Bank to retain experienced management, including a new CEO and Senior Lender, with certain qualifications by July 23, 2007. Due to the pending Merger, Coast Bank has requested and received an extension on this requirement. In the interim it is expected that Anne Lee will continue as the acting President and CEO of the Company and Coast Bank.

Change in Management. Effective May 25, 2007, the Holding Company and the Bank terminated Brian F. Grimes from his position as President and Chief Executive Officer of each because, among other things, provisions in the C&D Order required that the Bank have a President and Chief Executive Officer with certain specified qualifications and experience that we did not believe Mr. Grimes to possess. Mr. Grimes retains his position as a director of both the Holding Company and Coast Bank. Under the terms of Mr. Grimes employment agreement, he is entitled to three years severance pay and a tax gross-up, or approximately $557,100. However, due to the current status of Coast Bank, any request for post-termination payments require the approval of the FDIC. In an effort to obtain the necessary approvals, the Company has submitted to the FDIC a negotiated form of Separation Agreement (to be signed only upon receipt of such approvals) which, if approved, would revise the Company’s payment obligations under the employment agreement to provide for two staged payments. The first payment would be in an amount equal to one year of Mr. Grimes’ base salary of $185,000 and the second payment of $370,000 would be made only upon a change of control. Because this decision rests solely with the FDIC, the Company cannot determine the likelihood of payment.

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

In addition, we analyzed our residential construction portfolio by contemplating additional concentrations of loans for investment purposes, builder concentrations, product characteristics, local economic conditions, residential real estate market conditions, and credit worthiness of our Borrowers. As of December 31, 2006 we identified $87 million of outstanding balances on performing residential construction loans where the financing by borrowers was primarily for investment purposes. Due to their product characteristics and the current real estate market conditions, an additional provision of $7 million was made to the allowance for loan losses in the fourth quarter of 2006. As of September 30, 2007, the outstanding balance of these residential construction loans was $48.1 million, of which $17.9 million are currently non-performing. This nonperformance is primarily a result of local real estate market conditions hampering the ability of these borrowers to liquidate their investments. Of these 55 non-performing loans, unfunded commitments total $2.3 million. In addition, approximately $52.3 million have completed construction and modified to permanent financing, of which $7.2 million are currently non-performing.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Trends and Developments Impacting Our Recent Results, continued.

Impact of loan impairment, continued. This impairment in our residential construction portfolio will continue to have an impact on our profitability in the foreseeable future. In addition to the loan loss provision, certain expenses related to this impairment will be recorded as incurred. These expenses include legal fees, consulting, public relations and other professional services, salaries and benefits related to the administration and workout of these loans, and other expenses. For the three and nine-month periods ended September 30, 2007 we have expensed approximately $921,000 and $2.4 million of these related expenses. Because the Company is still evaluating the extent to which any workouts may be required and have not completed the full investigation of certain other aspects relating to the Affected Loans, the Company continues to be unable to provide any reasonable estimate of the final amount of these out-of-pocket expenditures. However, we do anticipate that they will be substantial.

Other Non-CCI Related Loans Matters. The Company has recently provided notice to certain of our borrowers of the cessation of building activities on their homes by a local builder. Approximately 22 loans are impacted, of which 10 related to homes for which a certificate of occupancy has been issued and 12 of which are under construction, although these homes are substantially complete. With respect to the 10 homes for which a certificate of occupancy has been issued, the total principal amount outstanding is approximately $3.8 million, the total outstanding liens on these properties are approximately $133,000, and the aggregate amount available in the related LIP accounts is approximately $29,000. With respect to the 12 homes for which a certificate of occupancy has not yet been issued, the total principal amount outstanding is approximately $4.4 million, the total outstanding liens on these properties are approximately $313,000, and the aggregate amount available in the related LIP accounts is approximately $46,000. The loans to this local builder were a part of the provisions taken for loans with characteristics similar to the Affected Loans. We will work with our borrowers to attempt to resolve these issues in a cost effective manner.

Other Noninterest Expense Items. The Company also has incurred significant professional fees and expenses during the past nine months in connection with (a) the workout of the Affected Loans and loans with similar characteristics, including expenses related to the negotiation of the workouts and, in certain circumstances, the prosecution of foreclosure actions, (b) defending legal actions brought against the Holding Company and Coast Bank which relate to, are the result of, or based on the facts surrounding the impairment to our residential construction loan portfolio that we experienced in the first quarter of 2007 (“Loan Impairment”), including the Affected Loans and other loans with similar characteristics, which legal actions are identified in greater detail in Part II, Section 1 of this Form 10-Q, (c) the investigation undertaken by the Special Committee of the Board of Directors charged with reviewing the facts and circumstances underlying the Loan Impairment, including the Affected Loans and other loans with similar characteristics, (d) regulatory compliance matters relating to the Loan Impairment, including those related to the C&D Order and the corrective actions required thereby, and (e) our evaluation of the strategic alternatives available to the Company and its stockholders, including the process of soliciting, reviewing, evaluating and considering such alternatives, which expenses included those associated with due diligence reviews and the negotiation of potential transaction.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Trends and Developments Impacting Our Recent Results, continued.

Other Noninterest Expense Items, continued. These expenses have come in the form of legal expenses, financial advisory fees, and other professional fees. These fees have been approximately $1.1 million and $2.7 million for the three and nine months ended September 30, 2007, of which the legal expenses accounted for approximately $816,000 and $2.1 million, respectively, of such fees.

Other Adverse Developments Relating To Coast Bank’s Financial Condition. Since the discovery of and the taking of the loan loss provision following our analysis of the residential construction loan portfolio, including the Affected Loans and other related construction-to-permanent loans with similar characteristics, the on-site Safety and Soundness examination conducted in January 2007, and the subsequent issuance of the C&D Order, the Bank has experienced the following adverse consequences as a result thereof:

•

FDIC Premium Increase – Due to Coast Bank’s rating being lowered and the capital category moving to “under capitalized”; the FDIC assessment calculation changed in April 2007 from 28 bps to 43bps. This has substantially increased the amount that the Bank must pay to insure its deposits.

•

Change in Capital Category – At September 30, 2007, Coast Bank’s capital category changed from “under capitalized” at the end of April 2007,to “significantly under capitalized”, with a Total Risk Based Capital of 5.56%, a Tier I Risk Based Capital of 4.25%, and a Leverage Ratio of 3.22%. This was due primarily to our provision for loan losses and our high operating expenses. A notification was submitted to the banking regulators to inform them of the change in capital category.

•

FHLB – Change in Terms – On June 28, 2007 the FHLB sent a letter to Coast Bank informing it of a change in terms in the provisions in the FHLB Credit Availability Letter to Coast Bank, dated November 21, 2005. This change states that all future credit applications will be reviewed on a case-by-case basis as provided in the Advances and Security Agreement between Coast Bank and the FHLB.

•

FNMA—Change in Terms – In July 2007, Coast Bank was notified that upon renewal of its Master Agreement with FNMA, that as of August 1, 2007, FNMA would not honor Coast Bank’s Alt A variance until Coast Bank’s capital position returns to a status of “well capitalized”. Additionally, due to our pending merger with First Banks, FNMA is not renewing our master agreement, which ends October 31, 2007.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss on a consolidated basis the operating results and financial condition of the Company for the three and nine -month periods ended September 30, 2007 and 2006. The discussion and analysis set forth below is intended to assist you in understanding the financial condition and results of our operations. You should read this discussion together with your review of our condensed consolidated financial statements and the related notes contained herein.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006

Results of Operations

General. For the three months ended September 30, 2007, the Company reported a net loss of approximately $14.2 million, or basic and diluted losses per share of $2.18 compared to a net loss of approximately $1.5 million, or basic and diluted losses per share of $0.22 for the three months ended September 30, 2006. The increase in net loss was attributable primarily to an increase in the provision for loan losses in addition to a decrease in net interest income. The decrease in our net interest income was primarily related to the increase in non-performing loans, as well as an increase in deposit costs. The increase in loan loss provision was primarily due to the continued depression of residential real estate values in the local markets where we have loans, either in construction or with permanent financing, where the financing by borrowers was primarily for investment purposes.

Net Interest Income. Net interest income decreased to $1.7 million during the three months ended September 30, 2007, from $4.3 million for the same period in 2006. This decrease was due primarily to an increase in non-performing loans and an increase in average interest-bearing liabilities to $641 million during the three months ended September 30, 2007, compared to $544 million for the three months ended September 30, 2006. This was partially offset by an increase in average interest-earning assets to $683 million during the three months ended September 30, 2007, compared to $604 million during the same period in 2006, although our non-performing loans increased to $76 million at September 30, 2007. Interest on loans for the three months ended September 30, 2007 was $8.6 million, compared to $9.4 million for the three months ended September 30, 2006.

The decrease in interest on loans was primarily due to a reduction in average yield on loans of 5.96% during the three months ended September 30, 2007 compared to 7.35% for the three months ended September 30, 2006. This reduction was primarily attributable to the $76 million of non-performing loans at September 30, 2007 compared to $814,000 at September 30, 2006.

Interest on securities for the three months ended September 30, 2007 was $972,000, compared to $1.0 million for the same period in 2006. The decrease in interest income on securities was primarily due to an decrease in the average balance of securities to $76.1 million during the three months ended September 30, 2007, from $86 million for the three months ended September 30, 2006, offset by an increase in average yield on securities to 5.06% for the three months ended September 30, 2007, compared to 4.66% for the three months ended September 30, 2006.

Interest expense on interest-bearing liabilities increased to $8.3 million during the three months ended September 30, 2007, compared to $6.2 million during the three months ended September 30, 2006. The increase was primarily due to an increase in the average balance of interest bearing liabilities to $632 million during the three months ended September 30, 2007 from $519 million during the same period in 2006, in addition to a 0.59% increase in rate for the three months ended September 30, 2007 compared to the three months ended June 30, 2006.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006, Continued

Net Interest Income, continued. The increase in rate was primarily driven by an increase in deposit offering rates necessary to supplement our funding needs. Included in our interest bearing liabilities for the three months ended September 30, 2007, were average balances of $12 million in brokered deposits with an average rate of 5.50%, as well as average balances of $77 million in time deposits that have been generated outside of our primary market area through an online trading network, with an average rate of 5.59%. For the three months ended September 30, 2006, Coast Bank did not have any brokered deposits, and held average balances of $3.4 million in time deposits generated outside of our primary market area through an online trading network, with an average rate of 3.66%.

Provision for Loan Losses. The provision for loan losses was $9.5 million for the three months ended September 30, 2007 compared to $275,000 for the three months ended September 30, 2006. A significant portion of the increased provision for loan losses was the continued depression of residential real estate values in the local markets where we have loans, either in construction or with permanent financing, where the financing by borrowers was primarily for investment purposes. Of this provision, $3.6 million was specifically allocated to the Affected Loans. The remaining provision was related to residential construction loans that had similarities in product, primarily related to the investment purpose of the financing by borrowers. At September 30, 2007, the Company had outstanding balances of approximately $103.6 million of residential construction loans, including $55.5 million of outstanding balances with respect to the Affected Loans, where the construction was for investment purposes. Additionally, the Bank has approximately $60.9 million of completed residences with permanent financing, where the initial financing by borrowers was primarily for investment purposes. These loans are predominantly construction loans that have completed and modified to permanent financing. Of this combined $164.5 million in outstanding balance, approximately $70.2 million is in the Cape Coral, Florida market, which has seen a comparatively steep decline in recent market values. None of the Affected Loans are in this market. Another $52.0 million of this combined $164.5 million are in the North Port, Florida market, including $40.3 million of outstanding balances with respect to the Affected Loans.

At September 30, 2007 and 2006, we had total net portfolio loans of approximately $530 million and $531 million respectively. The allowance for loan losses was $34.8 million and $3.7 million at September 30, 2007 and 2006, respectively, representing 6.18% and 0.69% of total net loans at the end of each period.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006, Continued

Noninterest Income. Noninterest income decreased to $447,000 for the three months ended September 30, 2007 compared to $561,000 for the three months ended September 30, 2006. The decrease was primarily due to the decrease in gains recognized on the sale of loans held for sale. During the three months period ending September 30, 2007, we sold $10.8 million in loans for a gain of $293,000 compared to sales of $21.2 million during the three months period ending September 30, 2006 for a gain of $426,000.

Noninterest Expenses. Noninterest expense decreased to $6.8 million for the three months ended September 30, 2007 compared to $6.9 million for the three months ended September 30, 2006. Decreases in noninterest expense for the three months ended September 30, 2007 compared to the same period in 2006 were primarily attributable to a decrease of $1.1 million in employee compensation and benefits, a decrease of $363,000 in advertising, offset by an increase of $651,000 in professional fees, and an increase of $686,000 in FDIC and state assessments.

Income Taxes. There was not an income tax provision for the three months ended September 30, 2007 compared to a tax benefit of $835,000 for the three months ended September 30, 2006, which equates to an effective rate of 36.4%. Due to the declining net interest margin and continuing high levels of noninterest expense that stem primarily from credit failures in our residential construction lending program, we can no longer assert to the degree required under generally accepted accounting principles that we will be able to realize the future benefit of our deferred tax asset, so we are continuing to apply a full valuation allowance against this asset.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Three-Month Periods Ended September 30, 2007 and 2006, Continued

Average Balances and Average Rates. The following table sets forth, for the three months ended September 30, 2007 and 2006, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	Three Months Ended
	September 30, 2007			September 30, 2006
	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)
	(dollars in thousands)
Interest-earning assets:
Loans (3)	$570,631	8,578	5.96%	$505,606	9,367	7.35%
Investment securities (4)	76,149	972	5.06	85,914	1,010	4.66
Other interest-earning assets (5)	35,967	469	5.17	12,885	169	5.20

Total interest-earning assets	682,747	10,019	5.82	604,405	10,546	6.92

Total noninterest earning assets	18,283			46,859

Total assets	$701,030			$651,264

Interest-bearing liabilities:
NOW	$33,583	230	2.72	$44,086	303	2.73
Money market	19,460	197	4.00	52,060	557	4.25
Savings	26,143	298	4.52	4,289	6	0.51
Time	552,567	7,504	5.39	418,786	5,125	4.86

Total interest-bearing deposits	631,753	8,229	5.17	519,221	5,991	4.58

Other borrowings	9,365	99	4.20	25,180	213	3.35

Total interest-bearing liabilities	641,118	8,328	5.15	544,401	6,204	4.52

Total noninterest bearing liabilities	26,721			35,367

Total liabilities	667,839			579,768
Stockholders’ equity	33,191			71,496

Total liabilities and shareholders’ equity	$701,030			$651,264

Net interest income		$1,691			$4,342

Interest-rate spread (6)			0.67%			2.40%

Net interest margin (7)			0.98%			2.85%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.06			1.11

(1)	Average balance represents the average daily balance for the quarters ended September 30, 2007 and 2006.
(2)	Annualized for the three months ended.
(3)	Non-accruing loans are included in computation of average balance.
(4)	Primarily taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Includes FHLB stock.
(5)	Includes federal funds sold and securities purchased under agreements to resell.
(6)	Interest-rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006

General. For the nine months ended September 30, 2007, the Company reported a net loss of approximately $35.3 million, or basic and diluted losses per share of $5.43 compared to a net loss of approximately $2.5 million, or basic and diluted losses per share of $0.38 for the nine months ended September 30, 2006. The increase in net loss was attributable primarily to a tax provision to create a valuation allowance for our deferred tax asset. Other reasons are an increase in the provision for loan losses, an increase in noninterest expenses in addition to a decrease in noninterest income. A significant portion of the increase in loan loss provision was due to the continued depression of residential real estate values in the local markets where we have loans, either in construction or with permanent financing, where the financing by borrowers was primarily for investment purposes. The increase in noninterest expense was primarily due to the expenses incurred in the nine months ending September 30, 2007 related to the impairment in our residential construction portfolio, and the analysis of our strategic options. The expenses associated with the impairment in our residential construction portfolio include legal fees, consulting, public relations and other professional services, salaries and benefits related to the administration and workout of these loans, and other expenses.

Net Interest Income. Net interest income decreased to $7.7 million during the nine months ended September 30, 2007, from $12.6 million for the same period in 2006. This decrease was due primarily to an increase in average interest-bearing liabilities to $679 million during the nine months ended September 30, 2007, compared to $495 million for the nine months ended September 30, 2006 and an increase in non-performing loans. This was partially offset by an increase in average interest-earning assets to $729 million during the nine months ended September 30, 2007, compared to $559 million during the same period in 2006, although our non-performing loans increased by $76 million during the nine months ended September 30, 2007.

Interest on loans for the nine months ended September 30, 2007 was $27.7 million, compared to $24.5 million for the nine months ended September 30, 2006. The increase in interest on loans was primarily due to an increase in the average loan balance to $586 million, during the nine months ended September 30, 2007 compared to $456 million for the nine months ended September 30, 2006. The increase in average loan balance was offset by a reduction in average yield on loans of 6.32% during the nine months ended September 30, 2007 compared to 7.19% for the nine months ended September 30, 2006. This reduction was primarily attributable to the $76 million of non-performing loans at September 30, 2007 compared to $814,000 at September 30, 2006.

Interest on securities increased to $3.6 million during the nine months ended September 30, 2007, from $3.0 million for the same period in 2006. The increase in interest income on securities was primarily due to an increase in the average balance of securities to $95.7 million during the nine months ended September 30, 2007, from $87.2 million for the nine months ended September 30, 2006, complemented by an increase in average yield on securities to 5.02% for the nine months ended September 30, 2007, compared to 4.53% for the nine months ended September 30, 2006.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006, Continued

Net Interest Income, continued. Interest expense on interest-bearing liabilities increased to $25.4 million during the nine months ended September 30, 2007, compared to $15.5 million during the nine months ended September 30, 2006. The increase was primarily due to an increase in the average balance of interest bearing liabilities to $654 million during the nine months ended September 30, 2007 from $470 million during the same period in 2006, in addition to a 0.79% increase in rate for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in rate was primarily driven by an increase in deposit offering rates necessary to supplement our funding needs. Included in our interest bearing liabilities for the nine months ended September 30, 2007, were average balances of $30 million in brokered deposits with an average rate of 5.50%, as well as average balances of $68 million in time deposits that have been generated outside of our primary market area through an online trading network, with an average rate of 5.59%. For the nine months ended September 30, 2006, Coast Bank did not have any brokered deposits, and held average balances of $4 million in time deposits generated outside of our primary market area through an online trading network, with an average rate of 3.66%.

Provision for Loan Losses. The provision for loan losses was $11.7 million for the nine months ended September 30, 2007 compared to $582,000 for the nine months ended September 30, 2006. A significant portion of the increased provision for loan losses is due to the continued depression of residential real estate values in the local markets where we have loans, either in construction or with permanent financing, where the financing by borrowers was primarily for investment purposes. Of this provision, $3.6 million was specifically allocated to the Affected Loans. $2.2 million was for a single commercial real estate loan in recognition of the depressed real estate market for such properties, based on a current appraisal. The remaining provision was primarily related to residential construction loans that had similarities in product to the Affected Loans, primarily related to the investment purpose of the financing by borrowers. At September 30, 2007, the Company had outstanding balances of approximately $103.6 million of residential construction loans, including $55.5 million of outstanding balances with respect to the Affected Loans, where the construction was for investment purposes. Additionally, the Bank has approximately $60.9 million of completed residences with permanent financing, where the initial financing by borrowers was primarily for investment purposes. These loans are predominantly construction loans that have completed and modified to permanent financing. Of this combined $164.5 million in outstanding balance, approximately $70.2 million is in the Cape Coral, Florida market, which has seen a comparatively steep decline in recent market values. None of the Affected Loans are in this market. Another $52.0 million of this combined $164.5 million are in the North Port, Florida market, including $40.3 million of outstanding balances with respect to the Affected Loans.

At September 30, 2007 and 2006, we had total net portfolio loans of approximately $530 million and $531 million respectively. The allowance for loan losses was $34.8 million and $3.7 million at September 30, 2007 and 2006, respectively, representing 6.18% and 0.69% of total net loans at the end of each period.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006, Continued

Noninterest Income. Noninterest income decreased to $1.6 million for the nine months ended September 30, 2007 compared to $1.7 million for the nine months ended September 30, 2006. The decrease was primarily due to the decrease in gain on sale of loans held for sale.

Noninterest Expenses. Noninterest expense increased to $20.7 million for the nine months ended September 30, 2007 compared to $17.5 million for the nine months ended September 30, 2006. Increases in noninterest expense for the nine months ended September 30, 2007 compared to the same period in 2006 were attributable to an increase of $1.9 million in professional fees, an increase of $1.6 million in FDIC and state assessments, and an increase of $617,000 in net occupancy expenses. This was partially offset by a $751,000 decrease in advertising expense and a $546,000 decrease in employee compensation and benefits. The primary reason for the increase in professional fees for the nine months ending September 30, 2007 compared to the nine months ending September 30, 2006 was expenses related to assessment and workout of the Affected Loans. The increase in FDIC and state assessments was due to the passing of the Deposit Reform Act and the resulting assessments based on our risk groupings.

Prior to January 1, 2007, the Company paid a Financing Corporation (“FICO”) quarterly debt service assessment fee. With the passing of the Deposit Reform Act taking effect January 1, 2007 the Company, in addition to the FICO service assessment fee, has begun making FDIC Deposit Assessment accruals for payments that are charged in arrears. The FDIC Deposit Assessment recognized as a result of the January 1, 2007 enactment of the FDIC Deposit Assessment the Company that has been recorded to other noninterest expense in the nine-month period ending September 30, 2007 was approximately $1.6 million.

Income Taxes. The income tax provision for the nine months ended September 30, 2007 was $12.3 million, which equates to an effective rate of (53.5)% compared to a tax benefit of $1.4 million for the nine months ended September 30, 2006, which equates to an effective rate of 35.5%. This provision was the result of a valuation allowance applied against our $15.6 million deferred tax asset, based on the current operating performance of the Company. Due to the declining net interest margin and continuing high levels of noninterest expense that stem primarily from credit failures in our residential construction lending program, we can no longer assert to the degree required under generally accepted accounting principles that we will be able to realize the future benefit of this asset.

The resulting provision for income taxes does not signify a current or future cash obligation of the Company, and does not have an impact our equity for regulatory capital adequacy purposes.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of the Nine-Month Periods Ended September 30, 2007 and 2006, Continued

Average Balances and Average Rates. The following table sets forth, for the nine months ended September 30, 2007 and 2006, information regarding (i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yields, (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average cost, (iii) net interest income, (iv) interest rate spread, and (v) net interest margin.

	Nine Months Ended
	September 30, 2007			September 30, 2006
	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)	Average Balance (1)	Interest Income/ Expense	Yield/ Rate (2)
	(dollars in thousands)
Interest-earning assets:
Loans (3)	$586,463	27,713	6.32%	$456,034	24,510	7.19%
Investment securities (4)	95,654	3,591	5.02	87,221	2,954	4.53
Other interest-earning assets (5)	46,713	1,843	5.28	15,709	558	4.75

Total interest-earning assets	728,830	33,147	6.08	558,964	28,022	6.70

Total noninterest earning assets	28,692			44,492

Total assets	$757,522			$603,456

Interest-bearing liabilities:
NOW	$37,897	775	2.73	$41,177	744	2.42
Money market	25,685	798	4.15	48,068	1,360	3.78
Savings	26,200	887	4.53	4,514	17	0.50
Time	563,923	22,124	5.25	375,390	12,744	4.54

Total interest-bearing deposits	653,705	24,584	5.03	469,149	14,865	4.24

Other borrowings	25,204	826	4.37	26,079	600	3.08

Total interest-bearing liabilities	678,909	25,410	5.00	495,228	15,465	4.18

Total noninterest bearing liabilities	31,250			35,728

Total liabilities	710,159			530,956
Stockholders’ equity	47,363			72,500

Total liabilities and shareholders’ equity	$757,522			$603,456

Net interest income		$7,737			$12,557

Interest-rate spread (6)			1.08%			2.52%

Net interest margin (7)			1.42%			3.00%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.07			1.13

(1)	Average balance represents the average daily balance for years to date ended September 30, 2007 and 2006.
(2)	Annualized for the nine months ended.
(3)	Non-accruing loans are included in computation of average balance.
(4)	Primarily taxable. The yield information does not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Includes FHLB stock.
(5)	Includes federal funds sold and securities purchased under agreements to resell.
(6)	Interest-rate spread represents the difference between average yield on interest-bearing assets and the average rate of interest-bearing liabilities.
(7)	Net interest margin is the net interest income divided by average interest earning assets.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Our total assets decreased 1.7% to $664 million at September 30, 2007, compared to $720 million at December 31, 2006. Our decline in assets was primarily the result of the decrease in net loans during this period. Book value per share at September 30, 2007 was $3.42 compared to $8.78 at December 31, 2006.

Our net loans decreased 32.5%, to $530 million at September 30, 2007, compared to $563 million at December 31, 2006. Of the total, portfolio loans consisted of approximately $9.8 million in commercial loans, approximately $121.3 million in commercial real estate loans, approximately $220.1 million in residential real estate loans, approximately $155.2 million in residential construction loans and approximately $56.4 million in consumer and other loans, net of deferred cost and allowance for loan losses of approximately $32.7 million. The allowance for loan losses increased from $25.7 million at December 31, 2006 to $34.8 million at September 30, 2007. The allowance for loan losses at September 30, 2007 was 6.18% of portfolio loans.

Liquidity and Capital Resources

The Company’s primary source of cash during the nine months ended September 30, 2007, was from principal repayments and calls of securities available for sale of approximately $194 million, net deposit inflows of approximately $27.7 million, and proceeds from Federal Home Loan Bank advances of approximately $1.7 million. Cash was used primarily to purchase securities of approximately $174.5 million, and to repay Federal Home Loan Bank advances $41.0 million. Management will continue to attempt to acquire short-term deposits and low cost transaction accounts. At September 30, 2007, Coast Bank met its regulatory liquidity requirements.

During the three month period ended September 30, 2007, the Holding Company obtained and subsequently repaid a bridge loan from one of its directors to cover operating expenses of the Holding Company. The loan was for $250,000 with a rate of interest fixed at 6%. This loan was paid off with funds obtained from the Company Note between the Holding Company and First Banks. Under the Company Note, First Banks has provided the Holding Company with a $1 million revolving line of credit. The Company Note has a term of six months with interest payable thereon at LIBOR +2.5%. The Company Note matures on the earlier of February 27, 2008 or the occurrence of an event of default (as defined in the Company Note). Among other things, an event of default shall be deemed to have occurred if (a) the Holding Company should merge, consolidate or transfer a substantial portion of its properties or assets other than pursuant to the Merger Agreement, (b) the Holding Company or Coast Bank should be in default under the Merger Agreement, or (c) the merger should not be consummated (“Merger Events”). The Company Note is secured by a stock pledge agreement pursuant to which all of the outstanding capital stock of Coast Bank is pledged to First Banks as collateral for our obligations under the Company Note. Accordingly, if an event of default occurs, First Banks may sell the Coast Bank stock that it holds as collateral to pay the principal and interest due on the Company Note and to pay fees and expenses incurred in connection therewith (the “Debt Obligations”). In such an event, the Holding Company and, ultimately, its shareholders will retain value in their ownership of the Coast Bank stock only if such sale of the Coast Bank stock yields proceeds in excess of the Debt Obligations. As of September 30, 2007, $501,000 has been advanced against this line.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Liquidity and Capital Resources, continued.

As part of the Company’s liquidity management, Coast Bank accepted brokered deposits in January 2007. Coast Bank has obtained a waiver from the FDIC for these deposits. As of September 30, 2007 Coast Bank held $4.3 million in brokered deposits at an average rate of 5.50%, with a weighted average remaining maturity of 4.1 months. In addition to the brokered deposits, Coast Bank held $70.5 million in time deposits that have been generated outside of our primary market area through an online trading network, with an average rate of 5.59% and an average maturity of 8.35 months. Coast Bank currently may not generate any additional brokered deposits or deposits generated through the online trading network at this time. Additionally, Coast Bank does not intend to renew the brokered deposits, and anticipates covering these maturities with available federal funds sold and retail branch deposits.

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

Under the terms of the Merger Agreement with First Banks, its wholly owned subsidiary has agreed to provide liquidity support for Coast Bank. This support has been provided through the Coast Bank Note, a revolving line of credit facility, pursuant to which Coast Bank has been provided with a line of credit up to $75 million. The amount that may be advanced to Coat Bank under the Coast Bank Note may not exceed the lesser of $75 million or the then-current borrowing base furnished by Coast Bank as collateral for the Coast Bank Note under the terms of a collateral pledge agreement. As of September 30, 2007, the amount of credit available to Coast Bank under the Coast Bank Note is estimated to be approximately $53.3 million, none of which has been advanced to Coast Bank. All amounts advanced to Coast Bank under the Coast Bank Note bear interest at an annual rate equal to the LIBOR plus 2.25% and such interest is payable monthly in arrears. Similar to the Company Note, the Coast Bank Note matures on the earlier of February 27, 2008 or the occurrence of an event of default. An event of default includes, among other things, the Merger Events. The Coast Bank Note is secured by a collateral pledge agreement pursuant to which Coast Bank has granted to First Bank a first priority security interest in a loan portfolio held by Coast Bank.

Coast Bank also has a limited ability to borrow funds from the FHLB to supplement its liquidity needs. Coast Bank currently has a borrowing capacity with the FHLB based on the pledge and delivery of investment securities. Coast Bank currently has no outstanding borrowings with the FHLB.

At September 30, 2007 and December 31, 2006, stockholders’ equity was approximately $22.2 million (or 3.35% of total assets), and $57.2 (or 7.94% of total assets), respectively. Book value per common share was $3.42 at September 30, 2007, compared to $8.78 at December 31, 2006.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Off-Balance Sheet Financial Instruments, continued.

Unused lines of credit and commitments to extend credit typically result in loans with a market interest rate. The following table is a summary of the amounts of the financial instruments, with off-balance sheet risk, at September 30, 2007 (in thousands):

Contract Amount
Commitments to extend credit	$530

Standby letters of credit	$108

Unused lines of credit	$43,134

Unfunded construction loans	$39,569

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all its existing commitments will be funded within the next twelve months with the exception of the Affected Loans. The funding of the Affected Loan commitments will be dependent upon individual resolution efforts with each borrower.

Under the terms of our construction loan agreements, Coast Bank has the right to cancel any remaining commitment to fund any loan that is in monetary default and has been provided proper notice. Coast Bank has exercised these rights with respect to certain of its loans, including many of the Affected Loans. As a result, commitments on unfunded construction loans have be decreased to $39.6 million at September 30, 2007, from $83.9 million at June 30, 2007.

Selected Ratios

The following are presented for the dates and periods indicated:

	Nine Months Ended September 30, 2007	Year Ended December 31, 2006	Nine Months Ended September 30, 2006
Average equity as a percentage of average assets	6.25%	11.44%	12.01%
Equity to total assets at end of period	3.35%	7.94%	10.58%
Return on average assets (1)	(6.24)%	(2.75)%	(0.55)%
Return on average equity (1)	(99.74)%	(24.01)%	(4.56)%
Dividend payout ratio (2)	N/A	N/A	N/A

(1)	Annualized for the nine months ended September 30.
(2)	The Company has not paid dividends on common stock since inception.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the Company’s market risk from December 31, 2006. For information regarding the Company’s market risk, please refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls and Procedures

In accordance with the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(4) of the Exchange Act) that occurred during the three months ended September 30, 2007 that has materially affected, or in other factors that could or is reasonably likely to materially affect, our internal control over financial reporting.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

FDIC and OFR Enforcement Matters.

On or about May 24, 2007, Coast Bank consented to the entry of an Order to Cease and Desist (referred to herein as the C&D Order) issued jointly by the FDIC and the OFR, which was based upon the findings of an examination of the Bank by the FDIC and OFR as of January 29, 2007. The terms of the C&D Order are summarized in a Form 8-K filed by the Company on May 25, 2007, which is incorporated herein by reference. The FDIC and OFR have advised counsel to Coast Bank that their investigation of matters related to, or underlying, C&D Order are continuing and that the C&D Order may not be the only enforcement remedy that the banking regulators may pursue.

Securities and Exchange Commission Inquiry.

On or about May 17, 2007, the staff of the Miami Regional Office of the United States Securities and Exchange Commission (the “Staff”) notified the Holding Company that it is conducting an informal inquiry concerning the Company. The Staff has requested that the Holding Company provide it with certain documents and information, including the testimony of its Chief Financial Officer, relevant to its inquiry. The Company is voluntarily producing documents and information to the Staff.

Grand Jury Matter.

On or about May 16, 2007 the Company became aware that the United States Attorney’s Office for the Middle District of Florida is conducting a federal grand jury investigation involving matters related to the Affected Loans.

Securities Litigation.

The Holding Company and certain of its present and former officers were named as defendants in three purported class action complaints filed in the United States District Court for the Middle District of Florida, Tampa Division (the “Court”) alleging violations of the federal securities laws, the first of which was filed with the Court in March 20, 2007 (the “Securities Actions”). On June 22, 2007, the Court entered an order pursuant to which the Court (i) consolidated the Securities Actions, with the matter proceeding under the docket for Grand Lodge of Pennsylvania v. Brian P. Peters, et al., Case No. 8:07-cv-429-T-26-EAJ and (ii) appointed Troy Ratcliff and Daniel Altenburg (the “Lead Plaintiffs”) as lead plaintiffs pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.

Subsequently, on or about August 24, 2007, the Lead Plaintiffs filed a consolidated amended class action complaint (the “Amended Complaint”). The Amended Complaint added as defendants (i) the current members of the Holding Company’s Board of Directors, (ii) one former member of the Holding Company’s Board of Directors, (iii) the underwriters of the Holding Company’s October 5, 2005 public offering of common stock, and (iv) the Holding Company’s external auditors.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1. Legal Proceedings, continued

The Amended Complaint is brought on behalf of a putative class of purchasers of the Holding Company’s common stock between January 21, 2005 and January 22, 2007. In general, the Amended Complaint alleges that the Holding Company’s SEC filings and public statements contained misstatements and omissions regarding its residential construction-to-permanent lending operations and, more specifically, regarding CCI and its affiliates and that the Holding Company’s financial statements violated GAAP. The Amended Complaint asserts claims under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under.

On August 30, 2007, the Lead Plaintiffs filed a notice with the Court voluntarily dismissing their claims against Anne V. Lee and Justin D. Locke without prejudice. The remaining defendants are due to respond to the Amended Complaint on or before December 3, 2007.

Borrower Litigation Regarding Affected Loans and Loans with Similar Characteristics.

Beginning in June 2007, Coast Bank was named as a party in numerous complaints brought by borrowers under the Affected Loans. The lawsuits have been filed in the Florida state courts in Manatee, Sarasota, and Lee Counties. There are presently approximately 143 lawsuits pending, most of which have been filed by a single law firm representing Borrowers with Affected Loans. In general, these lawsuits allege that Coast Bank made residential construction-to-permanent loans to Borrowers who had contracted for houses to be constructed by CCI and its affiliates while purportedly knowing that CCI was not in a financial position to complete construction and without disclosing these alleged facts to the Borrowers. The lawsuits further allege that the Bank improperly made disbursements on these loans to CCI and its affiliates.

The lawsuits assert claims for rescission, fraud, breach of fiduciary duty, and violations of Florida’s RICO statutes. Certain of the lawsuits also assert claims based upon Coast Bank’s construction loan agreements and construction lien laws. As relief, the lawsuits seek rescission of each Borrower’s loan documents with Coast Bank, unspecified compensatory damages, unspecified treble damages, the repayment of certain sums paid by each Borrower on the loans.

In addition to the pending lawsuits described above, Coast Bank was named as a party in eleven complaints brought by borrowers with loans that have characteristics similar to the Affected Loans, and are asserting similar claims to those described above. In addition, the Holding Company and Coast Bank anticipate that they may become subject to additional lawsuits or claims arising out of or related to the Affected Loans or loans with similar characteristics. A claim for securities laws violation attendant to the transacting of an Affected Loan has been filed and more are anticipated.

The borrower lawsuits regarding the Affected Loans and loans with similar characteristics are in their early stages. Coast Bank has filed motions to dismiss in the vast majority of these suits. In addition, on or about October 29, 2007, approximately 100 of these cases that are pending in state court in Sarasota County were consolidated by the court for the limited purpose of discovery and initial motions.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

Item 1. Legal Proceedings, continued

CCI Bankruptcy Claim.

On or about April 3, 2007, CCI filed a Chapter 11 Bankruptcy Petition in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Case No. 8:07-bk-02650-CPM. Schedule B to the petition lists as property of the debtor an $8 million contingent and unliquidated claim against “Coast Bank, Phil Coon, John Miller, American Mortgage Link and Solutions Processing.” The disclosure statement accompanying CCI’s plan of reorganization, filed on or about June 29, 2007, states an intention to pursue “an action against Coast Bank to recover 50% of the loss from all Coast Bank deals under the theory that every closed loan was a joint venture between Debtor and the Bank.” On August 21, 2007, the Debtor filed an action in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, Adv. Case No. 8:07-ap-00324-CPM, against Coast Bank, American Mortgage Link Company of Tampa, Solutions Processing, Inc., Solutions Processing Company of Tampa, Inc. and John Miller. In this action, the Debtor asserts that the Debtor and the various defendants were partners in a joint venture to build and finance homes in Southwest Florida. Through the action, the Debtor seeks a declaration determining the relationship between the Debtor and the various defendants. In addition, in the action, the Debtor alleges that Coast Bank did not receive sufficient consideration for the interest and fees that it charged borrowers who financed homes constructed by the Debtor and seeks to set aside interest and fee payments made to Coast Bank in conjunction with these loans as fraudulent transfers. Coast Bank has filed a Motion to Dismiss, seeking to dismiss the Debtor’s suit against Coast Bank. The Bankruptcy Court has scheduled a pretrial conference in this action and preliminary hearings on pending motions for January 14, 2008.

Horelik, et al. v. Palco Group Enterprises, et al.

Coast Bank has been named as a defendant in this lawsuit, which was filed in the United States District Court for the Middle District of Florida, Fort Myers Division, on or about May 4, 2007 and bears case number 2:07-cv-00288-JES-SPC. The plaintiffs in this action are a husband and wife who took out a residential construction-to-permanent loan from Coast Bank for a residence to be built by Enchanted Homes, Inc. (“Enchanted Homes”). Plaintiffs allege violations of the securities registration provisions and the antifraud provisions of the Securities Act of 1933 in connection with their acquisition of property and loan. As relief, plaintiffs seek rescission of all obligations in connection with the property, ancillary costs associated with the purchase of their property, and attorney fees and costs. The complaint has not been served on any defendant.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1. Legal Proceedings, continued

Peter Raimondi and Donna Raimondi v. Coast Bank of Florida.

Coast Bank is a defendant in this lawsuit, which was filed on June 11, 2007 in the Circuit Court of the Twentieth Judicial Circuit in and for Lee County, Florida and bears Case No. 07-CA-005671. The plaintiffs in this case are a husband and wife who took out a residential construction-to-permanent loan from the bank for a residence to be built by Enchanted Homes. Plaintiffs allege that they are entitled to a judgment declaring that Coast Bank is required to accept from them a deed in lieu of foreclosure on their loan.

Rubin, et al. v. Coppenger, et al.

On May 25, 2007, Coast Bank was named as a defendant in a third-party complaint filed in this action, which is pending in the Court of Common Pleas for Summit County, Ohio and bears case number CV-2006-07-4229. The third-party complaint is filed by several third-party plaintiffs against Coast Bank and several other third-party defendants alleging that the defendants engaged in a scheme to defraud them into purchasing residences to be constructed on real property in the Florida panhandle at prices in excess of the true value of the properties, with financing provided by various banks, including Coast Bank.

The third-party complaint alleges that all defendants are liable to all plaintiffs for the entire alleged scheme. It asserts 17 causes of action based on various state and federal law theories. The third party complaint seeks unspecified compensatory damages, punitive damages, the rescission or reformation of the loan contract, and attorney fees and costs. However, only one of the third-party plaintiffs is a borrower of the Bank, and that plaintiff’s loan was in the amount of roughly $1.3 million. Coast Bank has filed a motion to dismiss the complaint on both jurisdictional and substantive grounds.

City of Cape Coral v. Muir, et al.

Coast Bank is a defendant in this eminent domain action commenced by the City of Cape Coral, Florida on or about June 1, 2007 in the Circuit Court of the Twentieth Judicial Circuit in and for Lee County, Florida. The action bears case number 06-CA-005549. In this action the City of Cape Coral seeks to affect a taking of certain property, including a property upon which Coast holds a mortgage, for the purpose of building a municipal park and recreational facility. There is currently approximately $146,036 outstanding on the Bank’s mortgage on this property, and that mortgage is past due since June 2007. An initial hearing to consider whether the taking should be authorized is scheduled for January 3, 2008.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1. Legal Proceedings, continued

Mantee Count v. Hugh E. McGuire, Jr., et al.

Coast Bank is a defendant in this eminent domain action commenced by the Manatee County on or about July 30, 2007 in the Circuit Court of the Twelfth Judicial Circuit for Manatee County, Florida. The action bears Case No. 2007-CA-4921. In this action the Manatee County seeks to affect a taking of certain property, including a property upon which Coast Bank holds a commercial loan, for the purpose of constructing, reconstructing, widening, repairing and maintaining 17th Street West, Palmetto-Phase II, and for other right-of-way-purposes, including but not limited to, sidewalks, drainage, retention and utility facilities, and drainage ditches, improving a public street, road, or highway as part of the public road system in Manatee County, Florida. This loan, which was approved under Regulation O because one of the borrowers is a director of Coast Bank, has a principal balance of approximately $282,700, and is currently performing. Because the portion of the property taken by Manatee County is small and the mortgage continues to be intact for the remainder of the property, Coast Bank has decided to release the mortgage as to the portion of the parcel taken by the County. The action remains pending.

Coast Bank of Florida v. Opteum Financial Services, LLC.

Coast Bank is a plaintiff in this suit, filed on June 14, 2007 in the Circuit Court for the Twelfth Judicial Circuit in and for Manatee County. In this suit, Coast Bank alleges that Coast Bank and Opteum Financial Services, LLC (“Opteum”) had an ongoing business relationship pursuant to which Opteum would underwrite certain residential construction-to-permanent loans, Coast Bank would administer the loan through construction, and Opteum would fund the final draw and purchase the loans. Coast Bank alleges that Opteum has breached contractual and other obligations to fund the final draw and purchase the loans from Opteum. This claim involves 51 loans where a senior officer of Opteum Financial Services LLC (“Opteum”) signed an unconditional guarantee to buy the loans at the point where the home was completed and the loan converts to permanent financing. Coast Bank’s complaint asserts counts for specific performance, breach of contract, and other monetary relief.

On or about July 10, 2007, Opteum – now known as Orchid Island TRS, LLC – filed a motion for removal to the United States District Court for the Middle District of Florida, Tampa Division. This motion has been denied and the case was remanded to Florida state court in Manatee County for further proceedings. On July 27, 2007, Opteum filed a motion to dismiss Coast Bank’s complaint. Coast Bank filed a memorandum in opposition to this motion. Their motion to dismiss and our motion in opposition, were sent back to be heard by a Florida state court judge. These motions will be heard before a trial date is set.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1. Legal Proceedings, continued

Foreclosure Actions Related to Residential Construction Loans

Coast Bank is, in the routine course of its business, the plaintiff in actions seeking to foreclose on commercial and residential loans. Coast Bank is currently a plaintiff in 46 foreclosure actions pertaining to Affected Loans and in 58 foreclosure actions related to loans with characteristics similar to those of the Affected Loans. In certain of these foreclosure matters, the defendants have raised affirmative defenses related to the enforceability of the loans or the circumstances of their making and counterclaims similar to the claims asserted in the above-described Borrower litigation regarding the Affected Loans.

General

In addition to the above, the Holding Company and Coast Bank are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business, such as claims to enforce liens, foreclose on loan defaults, claims involving the making and servicing of real property loans, and other issues incident to our business. Other than as described above and the anticipated institution of additional lawsuits or claims arising out of or related to the Affected Loans or loans with similar characteristics, management does not believe that there is any proceeding threatened or pending against the Holding Company or Coast Bank which, if determined adversely, would have a material effect on the business, results of operations, cash flows, or financial position of the Holding Company or Coast Bank.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1A. Risk Factors, continued

•

Our future viability will be significantly affected by the legal and regulatory actions taken against us, as well as those legal actions that we have and may pursue. During the past few months, the Holding Company and Coast Bank have been sued or named in actions relating to the Affected Loans or other loans with similar characteristics, the Securities Actions, and other lawsuits identified in Part II, Section 1 of this Form 10-Q. It is possible that additional lawsuits may be filed against the Company, which, if adversely determined, could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Further, the Company also has been named in or made a party to a number of regulatory proceedings, including the C&D Order and those regulatory actions or proceeding identified in Part II, Section 1 of this Form 10-Q. Because we are unable to predict the impact or resolution of the outstanding litigation and regulatory matters or to reasonably estimate the potential loss, if any, and no reserves have yet been established therefore.

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

We also have instituted certain lawsuits and may instate others or make counterclaims, cross-claims, or third party claims in existing suits in an effort to assert our claims for damages arising out of the Affected Loans and other construction loans that have similarities to the Affected Loans. In particular, Coast Bank intends to, and has commenced actions against borrowers, who have failed to perform on their loan agreement, and has and will pursue any or all remedies available pursuant to the loan documents and applicable Federal and State laws, including foreclosure and pursuit of deficiencies.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1A. Risk Factors, continued

•

We may be unable to meet all of the steps required to be taken under the C&D Order and the failure to do so could result in further regulatory action and operating restrictions. Coast Bank is currently operating under the C&D Order issued by the FDIC and OFR. The C&D Order was filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007 and is incorporated herein by reference.

Our future viability is subject to our ability to successfully operate under the terms of the C&D Order issued by the FDIC and the OFR. The C&D Order requires, among other things, that Coast Bank to cease and desist from a number of practices identified therein and requires Coast Bank to take a number of affirmative steps including, among other things: (i) achieving and maintaining a Tier 1 capital to total assets ratio of 7.5% by November, 2007, (ii) developing a capital plan to maintain Total Risk Based Capital Ratio of at least 10%, (iii) eliminating or significantly reducing certain assets classified as “loss”, “doubtful”, or “substandard”, (iv) to implement a plan to evaluate certain “Special Mention” assets and correct certain deficiencies, and (v) formulating a plan to improve Coast Bank earnings.

In order to comply with its regulatory requirements, the Company would need to raise substantial additional capital or significantly reduce its asset size. There is no guarantee that sufficient capital would be available at acceptable terms, if at all, when needed, or that the Company would be able to sell assets at terms favorable enough to accomplish its regulatory capital needs.

•

Our future viability may be dependant upon our ability to either consummate the Merger or to identify an alternative transaction or financing arrangement. Because of the determination that a sale of the Holding Company at this time was essential in order to continue as a going concern and to provide value to its shareholders for their shares, the board of directors has concluded that the Merger is in the best interests of its stockholders. The Merger would provide both the Holding Company and Coast Bank with the funds necessary for the Holding Company to maintain its ongoing operational capital needs and to provide Coast Bank with an additional source of liquidity. We have concluded that the consummation of the Merger is necessary at this time due to, among other things: (a) the significant adverse impact that the Affected Loans have had and are expected to have, directly and indirectly, on our results of operations, (b) the difficulties that we will have in meeting our obligations under the Cease and Desist Order, (c) our potential exposure with respect to outstanding litigation, and (d) the likelihood of a regulatory takeover in the absence of such a transaction.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1A. Risk Factors, continued

If the Merger were not to close, in order to comply with its regulatory requirements and to fund our ongoing operations, the Company would need to raise substantial additional capital or significantly reduce its asset size. There is no guarantee that sufficient capital would be available at acceptable terms, if at all, when needed, or that the Company would be able to sell assets at terms favorable enough to accomplish its regulatory capital needs. In view of the foregoing, if the Merger were not to close, management of the Company would have substantial doubt about the Holding Company’s ability to continue as a going concern.

•

Our ability to consummate the Merger will be subject to the satisfaction of all of the closing conditions established in the Merger Agreement. Consummation of the Merger is subject to a number of conditions, including among others, the following: (i) approval of the Merger Agreement by the Company’s stockholders, (ii) receipt of all required governmental and regulatory approvals of the Merger and the Bank Merger, (iii) there shall not have been certain additional adverse regulatory actions taken by banking regulators or other governmental agencies against the Holding Company or Coast Bank, (iv) there shall not have been certain additional adverse legal proceedings commenced against the Holding Company or Coast Bank, (v) the Company shall have satisfied certain financial requirements relating to the level of its adversely classified credits, and minimum levels of total assets, and (vi) the satisfaction of certain other customary closing conditions. If we are unable to satisfy these conditions, many of which are outside of our control, the Merger may not be consummated.

•

The purchase price to be paid for the Coast Stock in the Merger and the availability of certain termination rights will be directly influenced by our ability to successfully manage our non-performing loans and leases plus other real estate owned. Under the terms of the Merger Agreement, the Aggregate Merger Payment and, correspondingly, the Per Share Merger Price, may be adjusted if, on the Determination Date each of the following conditions exist:

•

the Company’s allowance for loan and lease losses plus its tangible equity is less than 75% of the Company’s non-performing loans and leases plus other real estate owned (such difference is referred to herein as the “Deficiency”), and

•	the Deficiency is greater than $1 million.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 1A. Risk Factors, continued

If each of the above conditions exists on the Determination Date, then the Aggregate Merger Payment will be reduced to the nearest $500,000 increment, rounded upward or downward, to the full amount of the Deficiency and the Per Share Merger Price will be reduced accordingly (referred to herein as the Adjustment Amount). If the Deficiency exceeds $10 million, then both the Holding Company and First Banks will have the right to terminate the Merger Agreement. As a result, if we are unsuccessful in managing our loan portfolio, including the Affected Loans, within the parameters of our current tangible equity and loan loss allowance, the Per Share Merger Price to be paid for the Coast Stock in the Merger could be reduced from the initially offered amount of $3.40 to as low as $1.86 prior to triggering such termination rights. As of September 30, 2007, the Deficiency was approximately $1,286,000, which would result in a Per Share Merger Price of approximately $3.17. In view of our current and anticipated performance, it is likely that the Deficiency will continue to increase in size and Per Share Merger Price will be further reduced. There can be no assurance that the Deficiency will not increase substantially prior to the Determination Date (the date the final Per Share Merger Price will be determined).

Furthermore, there can be no assurance that the Deficiency will not exceed $10 million as of the Determination Date and that Merger Agreement will not be terminated as a result thereof.

•

If the Merger is not consummated the Holding Company will need to obtain sources of capital to fund its working capital requirements and to repay the amounts outstanding under the Company Note. The Holding Company has limited liquid assets available to it to fund its working capital requirements and its primary source of funds is the amounts available under the Company Note. Because of the regulatory restrictions relating to the payment of dividends by the Bank to the Holding Company, the Bank is unable to serve as a source of working capital. Currently, the Holding Company has approximately $499,000 additional borrowing capacity under the Company Note. All amounts borrowed under the Company Loan are secured by all of the outstanding capital stock of Coast Bank. If the Merger is not consummated, the Company Note will mature on February 27, 2008, unless earlier due and payable as a result of a default by the Holding Company. If the Merger is not consummated or the Holding Company should otherwise default on the Company Note, the Holding Company would need to identify alternative sources of financings in order to repay the amounts due under the Company Note to fund its continued operations. It is highly unlikely that such financing will be available to the Holding Company on a timely basis. Under the terms of the Company Note, in the event that the Holding Company should default on its obligations under the Company Note, First Banks, among other things, may sell the Coast Bank stock that it holds as collateral to pay the principal and interest due on the Company Note and to pay the fees and expenses incurred in connection therewith (the “Debt Obligations”). In such an event the Holding Company an, ultimately, its shareholders will retain value in their ownership of the Coast Bank stock only if such sale of the Cost Bank stock yields proceeds in excess of the Debt Obligations.

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

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits, continued

The following exhibits are hereby filed with the Securities and Exchange Commission.

Exhibit No.		Description of Exhibit
10.13		Stock Option Agreement dated August 3, 2007, by and between Coast Financial Holdings, Inc. and First Banks, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 6, 2007.

10.14	—	Revolving Credit Note, dated August 17, 2007, by and between Coast Financial Holdings, Inc. and First Banks, Inc., incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007.

10.15	—	Stock Pledge Agreement, dated August 17, 2007, by and between Coast Financial Holdings, Inc. and First Banks, Inc., incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007.

10.16	—	Revolving Credit Note, dated August 17, 2007, by and between Coast Bank of Florida and First Bank, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007.

10.17	—	Collateral Pledge Agreement, dated August 17, 2007, by and between Coast Bank of Florida and First Bank, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the Commission on August 22, 2007.

31.1	—	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

31.2	—	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)). *

32.1	—	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). *

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION, CONTINUED

Item 6. Exhibits, continued

The following exhibits are hereby filed with the Securities and Exchange Commission.

Exhibit No.		Description of Exhibit
32.2	—	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)). *

*	Exhibit filed herewith.

COAST FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COAST FINANCIAL HOLDINGS, INC.
(Registrant)

Date: November 1, 2007	By:	/s/ Anne V. Lee
Anne V. Lee, President and Chief
Executive Officer

Date: November 1, 2007	By:	/s/ Justin D. Locke
Justin D. Locke,
Chief Financial Officer